Form 10-Q
period 1996-03-31
INLAND CAPITAL FUND L P
filed 1996-05-14
CIK 878278

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                For the Quarterly Period Ended March 31, 1996

                                     or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

 For the transition period from                    to
                                ------------------    --------------------

                          Commission File #0-21606


                         InLand Capital Fund, L.P.
           (Exact name of registrant as specified in its charter)


          Delaware                                     #36-3767977
   (State or other jurisdiction      (I.R.S. Employer Identification Number)
 of incorporation or organization)


        2901 Butterfield Road, Oak Brook, Illinois         60521
         (Address of principal executive office)         (Zip Code)


     Registrant's telephone number, including area code:  708-218-8000


                                  N/A
               ----------------------------------------------
               (Former name, former address and former fiscal
                     year, if changed since last report)


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days.  Yes X   No
                                               ---    ---

                            INLAND CAPITAL FUND, L.P.
                             (a limited partnership)

                                 Balance Sheets

                      March 31, 1996 and December 31, 1995
                                   (unaudited)

                                     Assets
                                     ------

                                                       1996             1995
                                                    -----------       --------

 Current assets:
   Cash and cash equivalents (Note 1).............. $   770,878       708,979
   Investments in marketable securities (Note 1)...   1,750,000     2,000,000
   Accrued interest and other receivables..........      40,300        41,062
   Deposits and other assets.......................        -            1,279
                                                    -----------    ----------
     Total current assets..........................   2,561,178     2,751,320

 Investment properties and improvements (including
   acquisition fees paid to Affiliates of
   $1,418,902) (Notes 3 and 4):....................  26,408,864    26,130,416

 Deferred organization costs (net of accumulated
   amortization of $12,958 and $12,229 at March 31,
   1996 and December 31, 1995, respectively)
   (Note 1)........................................       1,623         2,352
                                                    -----------    ----------
 Total assets...................................... $28,971,665    28,884,088
                                                    ===========    ==========


                 See accompanying notes to financial statements.

                            INLAND CAPITAL FUND, L.P.
                             (a limited partnership)

                                 Balance Sheets
                                   (continued)

                      March 31, 1996 and December 31, 1995
                                   (unaudited)

                        Liabilities and Partners' Capital
                        ---------------------------------

                                                         1996          1995
                                                         ----          ----
Current liabilities:
  Accounts payable................................ $    40,266        29,277
  Accrued real estate taxes.......................      98,663        77,815
  Due to Affiliates (Note 2)......................      56,053        26,531
  Unearned income.................................      52,628        27,431
                                                   -----------    ----------

     Total current liabilities....................     247,610       161,054
                                                   -----------    ----------

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      12,109        12,097
                                                   -----------    ----------

                                                        12,609        12,597
                                                   -----------    ----------

  Limited Partners:
    Units of $1,000.  Authorized 60,000 Units,
      32,397.11 Units outstanding (net of offering
      costs of $4,466,765, of which $3,488,574 was
      paid to Affiliates).........................  27,930,343    27,930,343
    Cumulative cash distributions.................    (646,474)     (646,334)
    Cumulative net income.........................   1,427,577     1,426,428
                                                   -----------    ----------

                                                    28,711,446    28,710,437
                                                   -----------    ----------

     Total Partners' capital......................  28,724,055    28,723,034
                                                   -----------    ----------

Total liabilities and Partners' capital........... $28,971,665    28,884,088
                                                   ===========    ==========

                 See accompanying notes to financial statements.

                            INLAND CAPITAL FUND, L.P.
                             (a limited partnership)

                            Statements of Operations

               For the three months ended March 31, 1996 and 1995
                                   (unaudited)


                                                          1996          1995
                                                          ----          ----
 Income:
   Interest income.................................    $ 34,255        49,265
   Rental income...................................      67,879        49,831
                                                       --------      --------

                                                        102,134        99,096
                                                       --------      --------

 Expenses:
   Professional services to Affiliates.............       6,321        10,810
   Professional services to non-affiliates.........      24,445        19,800
   General and administrative expenses to
     Affiliates....................................       8,905         7,431
   General and administrative expenses to
     non-affiliates................................       3,840         4,349
   Marketing expenses to Affiliates................      10,572        13,337
   Marketing expenses to non-affiliates............       5,321         3,204
   Land operating expenses to Affiliates...........      15,959        15,553
   Land operating expenses to non-affiliates.......      24,881        20,940
   Depreciation....................................        -            1,653
   Amortization of deferred organization costs.....         729           728
                                                       --------      --------

                                                        100,973        97,805
                                                       --------      --------

     Net income....................................    $  1,161         1,291
                                                       ========      ========

 Net income allocated to:
   General Partner.................................          12            13
   Limited Partners................................       1,149         1,278
                                                       --------      --------

     Net income....................................    $  1,161         1,291
                                                       ========      ========

 Net income allocated to the one
   General Partner Unit............................    $     12            13
                                                       ========      ========

 Net income allocated to Limited Partners per
   weighted average Limited Partnership Units
   of 32,397.11....................................    $    .04           .04
                                                       ========      ========

                 See accompanying notes to financial statements.

                            INLAND CAPITAL FUND, L.P.
                             (a limited partnership)

                            Statements of Cash Flows

               For the three months ended March 31, 1996 and 1995
                                   (unaudited)

                                                         1996         1995
                                                      ---------    ---------
Cash flows from operating activities:
  Net income......................................    $   1,161        1,291
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Amortization of deferred organization costs...          729          728
    Depreciation..................................         -           1,653
    Changes in assets and liabilities:
      Accrued interest and other receivables......          762      (17,615)
      Deposits and other assets...................        1,279       (6,058)
      Accounts payable............................       10,989       11,744
      Accrued real estate taxes...................       20,848       17,249
      Due to Affiliates...........................       29,522       45,358
      Unearned income.............................       25,197       37,559
                                                      ---------    ---------
Net cash provided by operating activities.........       90,487       91,909
                                                      ---------    ---------
Cash flows from investing activities:
  Sale (purchase) of marketable securities, net...      250,000      500,000
  Purchase of and additions to investment
    properties....................................     (278,448)    (665,247)
                                                      ---------    ---------
Net cash used in investing activities.............      (28,448)    (165,247)
                                                      ---------    ---------
Cash flows from financing activities:
  Distributions paid..............................         (140)        -
                                                      ---------    ---------
Net cash used in financing activities.............         (140)        -
                                                      ---------    ---------
Net increase (decrease) in cash and cash
  equivalents.....................................       61,899      (73,338)
Cash and cash equivalents at beginning of period..      708,979    2,722,009
                                                      ---------    ---------
Cash and cash equivalents at end of period........    $ 770,878    2,648,671
                                                      =========    =========


                 See accompanying notes to financial statements.

                            INLAND CAPITAL FUND, L.P.
                             (a limited partnership)

                          Notes to Financial Statements

                                 March 31, 1996
                                   (unaudited)


 Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

 (1)  Organization and Basis of Accounting

 InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On April 30, 1992, the Partnership received and accepted subscriptions for the minimum offering of 2,500 Units. Offering proceeds were subsequently released from escrow and were available for use by the Partnership and additional Limited Partners have been admitted. On August 23, 1993, the Partnership terminated its Offering of Units. Subscriptions for a total of 32,399.28 Units have been received from the public at $1,000 per Unit resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of March 31, 1996, the Partnership has repurchased a total of 2.174 Units for $2,174 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 Deferred organization costs are amortized over a 60-month period. Offering costs have been offset against the Limited Partners' capital accounts.

 The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates fair value because of the relative short maturity of these instruments.

 Investments purchased with a maturity of three months or more are considered to be investments in marketable securities and are carried at cost, which approximates fair value.

                            INLAND CAPITAL FUND, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)


 Investment properties held by the Partnership are carried at the lower of aggregate cost or net realizable value. Periodically, the Partnership reviews the portfolio and if the parcels suffer an impairment in value which is deemed to be other than temporary, the parcels would be reduced to their net realizable value through the direct write-off method. Through March 31, 1996, there were no such impairments.

 For vacant land parcels and parcels with insignificant buildings and improvements, the Partnership uses the area method of allocation, which approximates the relative sales method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price. Repair and maintenance expenses are charged to operations as incurred.

 No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

 Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. This pronouncement is not expected to have a material effect on the financial position or results of operations of the Partnership when adopted in 1996.

 In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations for the period presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.


 (2)  Transactions with Affiliates

 The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $18,136 and $6,417 was unpaid as of March 31, 1996 and December 31, 1995, respectively.

                            INLAND CAPITAL FUND, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)


 The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $15,959 and $15,553 have been incurred and are included in land operating expenses to Affiliates for the three months ended March 31, 1996 and 1995, respectively, of which $15,959 and $15,738 was unpaid as of March 31, 1996 and December 31, 1995, respectively.

 An Affiliate of the General Partner performed marketing and advertising services for the Partnership's land investments and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs, of which $14,916 and $4,376 was unpaid as of March 31, 1996 and December 31, 1995, respectively.

 An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such fees of $7,042 and $16,093 have been incurred for the three months ended March 31, 1996 and 1995, respectively, and are included in investment properties, of which $7,042 was unpaid as of March 31, 1996.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

(3) Investment Properties

All of the Partnership's investment properties are located in the collar counties surrounding the Chicago metropolitan area. The following real property investments are owned by the Partnership as of March 31, 1996:

                                                                                                          Total
                    Gross                            Initial Costs                Costs                 Remaining    Current
                    Acres     Purchase/   -----------------------------------   Capitalized   Costs of   Costs of   Year Gain
Parcel  Location:  Purchased    Sales     Original    Acquisition    Total     Subsequent to  Property  Parcels at   On Sale
  #      County    /(Sold)      Date        Costs        Costs       Costs      Acquisition     Sold     3/31/96    Recognized
- - ------  ---------  ---------  ---------  -----------  -----------  ----------  -------------  --------  ----------  ----------
  1     Kendall    108.8960   07/22/92   $   707,566      57,926      765,492      49,535         -        815,027       -

  2     McHenry    201.0000   11/09/93     2,020,314     122,145    2,142,459     171,454      196,473   2,117,440       -
                    (17.742)  08/02/95

  3     Will        34.0474   03/04/94     1,235,830      88,092    1,323,922       8,720         -      1,332,642       -

  4     Will        86.9195   03/30/94     1,778,820     143,817    1,922,637      36,774         -      1,959,411       -

  5     LaSalle    190.9600   04/01/94       532,000      18,145      550,145      33,157         -        583,302       -

  6     DeKalb      59.0800   05/11/94       670,207      58,373      728,580     351,246         -      1,079,826       -

  7     Kendall    200.8210   07/28/94     1,506,158      82,999    1,589,157      15,497         -      1,604,654       -

  8     Kendall    133.0000   08/17/94     1,300,000     106,949    1,406,949       2,879         -      1,409,828       -

  9     LaSalle    335.9600   08/30/94       993,441      79,329    1,072,770      54,009         -      1,126,779       -

  10    Kendall    223.7470   09/16/94     2,693,025     205,660    2,898,685      21,499         -      2,920,184       -

10A(a)  Kendall      7.0390   09/16/94       206,975      15,806      222,781       1,327      221,078        -          -
                    (7.0390)  04/21/95

  11    Kane       123.0000   09/26/94     1,353,000      75,551    1,428,551       3,989         -      1,432,540       -

  12    Kendall    110.2530   09/28/94       600,001      51,220      651,221       7,137         -        658,358       -

  13    LaSalle    352.7390   10/06/94     1,032,666      91,117    1,123,783      19,808         -      1,143,591       -

  14    Kendall    134.7760   10/26/94     1,000,000      81,674    1,081,674       4,406         -      1,086,080       -

  15    McHenry    169.5400   10/31/94     2,900,000      79,196    2,979,196      50,306         -      3,029,502       -

  16    McHenry    207.0754   11/30/94     1,760,256     101,388    1,861,644      51,469         -      1,913,113       -

  17    LaSalle    236.4400   12/07/94     1,060,286      74,735    1,135,021         244         -      1,135,265       -

  18    Kendall    386.9900   11/02/95       934,993     126,329    1,061,322        -            -      1,061,322       -
                                         -----------   ---------   ----------     -------      -------  ----------    -------
                                         $24,285,539   1,660,450   25,945,989     883,456      417,551  26,408,864       -
                                         ===========   =========   ==========     =======      =======  ==========    =======

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1996
                                  (unaudited)



(3) Investment Properties (continued)

(a) Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold on April 21, 1995.

(b) Reconciliation of real estate owned:

                                                          1996         1995
                                                      -----------   ----------
   Balance at January 1,...........................   $26,130,416   25,033,665
   Additions during period:
   Acquisitions....................................          -       1,061,322
   Improvements....................................       278,448      456,010
                                                      -----------   ----------
                                                       26,408,864   26,550,997
   Sales during period.............................          -         420,581
                                                      -----------   ----------
   Balance at end of period........................   $26,408,864   26,130,416
                                                      ===========   ==========

(c) Reconciliation of accumulated depreciation:

                                                          1996         1995
                                                      -----------   ----------
   Balance at January 1,...........................          -           1,377
   Depreciation expenses...........................          -           1,653
   Sales during period.............................          -          (3,030)
                                                      -----------   ----------
   Balance at end of period........................   $      -            -
                                                      ===========   ==========


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 1996, the Partnership had farm leases of generally one year in duration, for approximately 2,873 acres of the approximately 3,278 acres owned.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


 Liquidity and Capital Resources

 On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units ("Units") at $1,000 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On August 23, 1993, the Partnership terminated its Offering of Units. Subscriptions for a total of 32,399.28 Units have been received from the public at $1,000 per Unit resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held.

 The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of March 31, 1996, the Partnership has had two sales transactions through which it has disposed of the building and approximately twenty-five acres of the 3,302 acres originally owned. As of March 31, 1996, cumulative distributions to the Limited Partners have totalled $646,474 (which represents a return of Invested Capital, as defined the Partnership Agreement). Through March 31, 1996, the Partnership has used $883,456 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

 The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of March 31, 1996, the Partnership owns, in whole or in part, all eighteen of its original parcels, all of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

 At March 31, 1996, the Partnership had cash, cash equivalents and investments in marketable securities of $2,520,878, of which approximately $180,500 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $2,340,378 is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

 The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 1 has been zoned for residential development with Kendall County. Parcel 2 has been annexed to the village of McHenry and zoned for a business park, of which a contract is pending for the sale of four lots. Parcels 3 and 4 have been zoned for commercial and residential uses. Parcel 6, annexed to the village of DeKalb, has been zoned for twenty-five residential lots. Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development. Therefore, it is anticipated that Parcels 1, 2, 3, 4, 6, 15 and 16 will begin development and be marketed for sale in 1996.

 Results of Operations

 Interest income decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to the timing of the parcel acquisitions. The Partnership completed the purchase of its land portfolio in 1995, and anticipates that income in future years will be earned from leasing the land and sales of investment properties rather than income from short-term investments.

 As of March 31, 1996, the Partnership owned eighteen parcels of land consisting of 3,278 acres. Of the 3,278 acres owned, approximately 2,873 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. The increase in rental income and land operating expenses to Affiliates and non-affiliates and depreciation for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, is due to the Partnership recording the operations of the parcels as they were purchased.

 Professional services to Affiliates decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to decreases in -house legal and accounting services required by the Partnership. Professional services to non-affiliates increased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to increases in outside legal and accounting fees.

 General and administrative expenses to Affiliates increased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to increases in data processing, postage and investor services expenses. General and administrative expenses to non-affiliates decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to a decrease in the Illinois Replacement Tax paid in 1996.

 Marketing expenses to Affiliates decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to a decrease in expenses relating to marketing and advertising the Partnership's land investments. Marketing expenses to non-affiliates increased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

                                     PART II

 Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

                                   SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             INLAND CAPITAL FUND, L.P.

                             By: Inland Real Estate Investment Corporation General Partner


                                   /S/ ROBERT D. PARKS
                             By:   Robert D. Parks
                                   Chairman
                             Date: May 13, 1996


                                   /S/ CYNTHIA M. HASSETT
                             By:   Cynthia M. Hassett
                                   Principal Financial Officer and
                                   Principal Accounting Officer
                             Date: May 13, 1996