Form 10-Q
period 1996-06-30
INLAND CAPITAL FUND L P
filed 1996-08-12
CIK 878278

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended June 30, 1996

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                    to
                               ------------------    -------------------

                         Commission File #0-21606


                        Inland Capital Fund, L.P.
          (Exact name of registrant as specified in its charter)


         Delaware                                     #36-3767977
  (State or other jurisdiction      (I.R.S. Employer Identification Number)
of incorporation or organization)


       2901 Butterfield Road, Oak Brook, Illinois         60521
        (Address of principal executive office)         (Zip Code)


    Registrant's telephone number, including area code:  630-218-8000


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

                                Balance Sheets

                      June 30, 1996 and December 31, 1995
                                  (unaudited)

                                    Assets
                                    ------

                                                       1996          1995
                                                       ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $   767,481       708,979
  Investments in marketable securities (Note 1)...   1,500,000     2,000,000
  Accrued interest and other receivables..........      27,228        41,062
  Deposits and other assets.......................         946         1,279
                                                   -----------    ----------
    Total current assets..........................   2,295,655     2,751,320

Investment properties and improvements
  (including acquisition fees paid to
  Affiliates of $1,418,902) (Notes 3 and 4).......  26,598,377    26,130,416

Deferred organization costs (net of accumulated
  amortization of $13,688 and $12,229 at June 30,
  1996 and December 31, 1995, respectively)
  (Note 1)........................................         893         2,352
                                                   -----------    ----------
Total assets...................................... $28,894,925    28,884,088
                                                   ===========    ==========






                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1996 and December 31, 1995
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1996          1995
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    26,282        29,277
  Accrued real estate taxes.......................      72,395        77,815
  Due to Affiliates (Note 2)......................       1,610        26,531
  Unearned income.................................      19,764        27,431
                                                   -----------    ----------
    Total current liabilities.....................     120,051       161,054
                                                   -----------    ----------

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      12,617        12,097
                                                   -----------    ----------
                                                        13,117        12,597
                                                   -----------    ----------
  Limited Partners:
    Units of $1,000.  Authorized 60,000 Units,
    32,397.11 Units outstanding (net of offering
    costs of $4,466,765, of which $3,488,574 was
    paid to Affiliates)..........................   27,930,343    27,930,343
    Cumulative cash distributions.................    (646,474)     (646,334)
    Cumulative net income.........................   1,477,888     1,426,428
                                                   -----------    ----------
                                                    28,761,757    28,710,437
                                                   -----------    ----------
    Total Partners' capital.......................  28,774,874    28,723,034
                                                   -----------    ----------
Total liabilities and Partners' capital........... $28,894,925    28,884,088
                                                   ===========    ==========






                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1996 and 1995
                                  (unaudited)

                                        Three months            Six months
                                           ended                  ended
                                          June 30,               June 30,
                                          --------               --------
                                       1996       1995       1996        1995
                                       ----       ----       ----        ----
Income:
  Sale of investment property (Notes
    1 and 3)....................... $    -       285,512       -       285,512
  Interest income..................    32,810     59,105     67,065    108,370
  Rental income....................    73,583     64,748    141,462    114,579
                                    ---------    -------    -------    -------
                                      106,393    409,365    208,527    508,461
                                    ---------    -------    -------    -------
Expenses:
  Cost of investment property sold.      -       221,078       -       221,078
  Professional services to
    Affiliates.....................     6,683      5,795     13,004     16,605
  Professional services to
    non-affiliates.................     1,775      1,871     26,220     21,671
  General and administrative
    expenses to Affiliates.........     6,260      7,383     15,165     14,814
  General and administrative
    expenses to non-affiliates.....     4,761      4,410      8,601      8,759
  Marketing expenses to Affiliates.     2,199      8,012     12,771     21,349
  Marketing expenses to
    non-affiliates.................     4,976      4,192     10,297      7,396
  Land operating expenses to
    Affiliates.....................    15,959     15,414     31,918     30,967
  Land operating expenses to
    non-affiliates.................    12,231     22,815     37,112     43,755
  Depreciation.....................      -          -          -         1,653
  Amortization of deferred
    organization costs.............       730        730      1,459      1,458
                                    ---------    -------    -------    -------
                                       55,574    291,700    156,547    389,505
                                    ---------    -------    -------    -------
Net income......................... $  50,819    117,665     51,980    118,956
                                    =========    =======    =======    ========




                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

           For the three and six months ended June 30, 1996 and 1995
                                  (unaudited)

                                        Three months            Six months
                                           ended                  ended
                                          June 30,               June 30,
                                          --------               --------
                                       1996       1995       1996        1995
                                       ----       ----       ----        ----
Net income allocated to:
  General Partner.................. $     508        532        520        545
  Limited Partners.................    50,311    117,133     51,460    118,411
                                    =========    =======     ======    =======

    Net income..................... $  50,819    117,665     51,980    118,956
                                    =========    =======     ======    =======

Net income allocated to the one
  General Partner Unit............. $     508        532        520        545
                                    =========    =======     ======    =======

Net income allocated to Limited
  Partners per weighted average
  Limited Partnership Units
  of 32,397.11..................... $    1.55       3.62       1.59       3.66
                                    =========    =======     ======    =======






                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

                For the six months ended June 30, 1996 and 1995
                                  (unaudited)


                                                         1996         1995
                                                         ----         ----
Cash flows from operating activities:
  Net income......................................   $  51,980       118,956
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Amortization of deferred organization costs...       1,459         1,458
    Depreciation..................................        -            1,653
    Gain on sale of land and building.............        -          (64,434)
    Changes in assets and liabilities:
      Accrued interest and other receivables......      13,834       (12,127)
      Deposits and other assets...................         333        (8,943)
      Accounts payable............................      (2,995)       (9,950)
      Accrued real estate taxes...................      (5,420)       12,302
      Due to Affiliates...........................     (24,921)       (2,613)
      Unearned income.............................      (7,667)        6,985
                                                     ---------     ---------
Net cash provided by operating activities.........      26,603        43,287
                                                     ---------     ---------
Cash flows from investing activities:
  Sale (purchase) of marketable securities, net...     500,000      (250,000)
  Purchase of and additions to investment
    properties....................................    (467,961)     (706,271)
  Proceeds from sale of investment properties.....        -          285,512
                                                     ---------     ---------
Net cash provided by (used in) investing
  activities......................................      32,039      (670,759)
                                                     ---------     ---------
Cash flows from financing activities:
  Distributions paid..............................        (140)         (109)
                                                     ---------     ---------
Net cash used in financing activities.............        (140)         (109)
                                                     ---------     ---------
Net increase (decrease) in cash and cash
  equivalents.....................................      58,502      (627,581)
Cash and cash equivalents at beginning of period..     708,979     2,722,009
                                                     ---------     ---------
Cash and cash equivalents at end of period........   $ 767,481     2,094,428
                                                     =========     =========




                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1996
                                  (unaudited)


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

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On April 30, 1992, the Partnership received and accepted subscriptions for the minimum offering of 2,500 Units. Offering proceeds were subsequently released from escrow and were available for use by the Partnership and additional Limited Partners have been admitted. On August 23, 1993, the Partnership terminated its Offering of Units. Subscriptions for a total of 32,399.28 Units have been received from the public at $1,000 per Unit resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of June 30, 1996, the Partnership has repurchased a total of 2.174 Units for $2,174 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1996
                                  (unaudited)


Investment properties held by the Partnership are carried at the lower of aggregate cost or net realizable value. Periodically, the Partnership reviews the portfolio and if the parcels suffer an impairment in value which is deemed to be other than temporary, the parcels would be reduced to their net realizable value through the direct write-off method. Through June 30, 1996, there were no such impairments.

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


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $1,610 and $6,417 was unpaid as of June 30, 1996 and December 31, 1995, respectively.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1996
                                  (unaudited)


The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $31,918 and
$30,967 have been incurred and are included in land operating expenses to Affiliates for the six months ended June 30, 1996 and 1995, respectively, of which $0 and $15,738 was unpaid as of June 30, 1996 and December 31, 1995, respectively.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership's land investments and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs, of which $0 and $4,376 was unpaid as of June 30, 1996 and December 31, 1995, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such fees of $11,666 and $8,674 have been incurred for the six months ended June 30, 1996 and 1995, respectively, and are included in investment properties, all of which have been paid.

                          INLAND CAPITAL FUND, L.P.
                           (a limited partnership)

                        Notes to Financial Statements
                                 (continued)

(3)  Investment Properties

All of the Partnership's investment properties are located in the collar counties surrounding the Chicago metropolitan area. The following real property investments are owned by the Partnership as of June 30, 1996:

                           Gross                                   Initial Costs                     Costs
                           Acres         Purchase/  ------------------------------------------    Capitalized     Costs of
Parcel    Location:      Purchased        Sales        Original     Acquisition        Total      Subsequent to   Property
  #        County         /(Sold)         Date          Costs          Costs           Costs       Acquisition      Sold
- ------    ---------      ---------      ----------  ------------    -----------       -------     -------------   --------
  1        Kendall       108.8960       07/22/92    $   707,566        57,926         765,492         51,671         -

  2        McHenry       201.0000       11/09/93      2,020,314       122,145       2,142,459        186,300      196,473
                         (17.742)       08/02/95

  3        Will           34.0474       03/04/94      1,235,830        88,092       1,323,922          9,711         -

  4        Will           86.9195       03/30/94      1,778,820       143,817       1,922,637         38,144         -

  5        LaSalle       190.9600       04/01/94        532,000        18,145         550,145         59,352         -

  6        DeKalb         59.0800       05/11/94        670,207        58,373         728,580        459,861         -

  7        Kendall       200.8210       07/28/94      1,506,158        82,999       1,589,157         17,454         -

  8        Kendall       133.0000       08/17/94      1,300,000       106,949       1,406,949          2,879         -

  9        LaSalle       335.9600       08/30/94        993,441        79,329       1,072,770         62,079         -

  10       Kendall       223.7470       09/16/94      2,693,025       205,660       2,898,685         21,499         -

10A(a)     Kendall         7.0390       09/16/94        206,975        15,806         222,781          1,327      221,078
                          (7.0390)      04/21/95

  11       Kane          123.0000       09/26/94      1,353,000        75,551       1,428,551          3,989         -

  12       Kendall       110.2530       09/28/94        600,001        51,220         651,221          9,094         -

  13       LaSalle       352.7390       10/06/94      1,032,666        91,117       1,123,783         19,833         -

  14       Kendall       134.7760       10/26/94      1,000,000        81,674       1,081,674          4,406         -

  15       McHenry       169.5400       10/31/94      2,900,000        79,196       2,979,196         62,105         -

  16       McHenry       207.0754       11/30/94      1,760,256       101,388       1,861,644         63,021         -

  17       LaSalle       236.4400       12/07/94      1,060,286        74,735       1,135,021            244         -

  18       Kendall       386.9900       11/02/95        934,993       126,329       1,061,322           -            -
                                                    -----------     ---------      ----------      ---------      -------
                                                    $24,285,539     1,660,450      25,945,989      1,072,969      417,551
                                                    ===========     =========      ==========      =========      =======

                        Total
                      Remaining    Current
                       Costs of   Year Gain
Parcel    Location:   Parcels at    On Sale
  #        County      6/30/96    Recognized
- ------    ---------   ----------  ----------
  1        Kendall     817,163        -

  2        McHenry   2,132,286        -


  3        Will      1,333,633        -

  4        Will      1,960,781        -

  5        LaSalle     609,497        -

  6        DeKalb    1,188,441        -

  7        Kendall   1,606,611        -

  8        Kendall   1,409,828        -

  9        LaSalle   1,134,849        -

  10       Kendall   2,920,184        -

10A(a)     Kendall        -           -


  11       Kane      1,432,540        -

  12       Kendall     660,315        -

  13       LaSalle   1,143,616        -

  14       Kendall   1,086,080        -

  15       McHenry   3,041,301        -

  16       McHenry   1,924,665        -

  17       LaSalle   1,135,265        -

  18       Kendall   1,061,322        -
                    ----------   ----------
                    26,598,377        -
                    ==========   ==========

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1996
                                  (unaudited)



(3) Investment Properties (continued)

(a) Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold on April 21, 1995.

(b) Reconciliation of real estate owned:

                                                       1996          1995
                                                       ----          ----

  Balance at January 1,........................... $26,130,416    25,033,665
  Additions during period:
  Acquisitions....................................        -        1,061,322
  Improvements....................................     467,961       456,010
                                                   -----------    ----------
                                                    26,598,377    26,550,997
  Sales during period.............................        -          420,581
                                                   -----------    ----------
  Balance at end of period........................ $26,598,377    26,130,416
                                                   ===========    ==========

(c) Reconciliation of accumulated depreciation:


                                                       1996          1995
                                                       ----          ----
  Balance at January 1,...........................        -            1,377
  Depreciation expenses...........................        -            1,653
  Sales during period.............................        -           (3,030)
                                                   -----------    ----------
  Balance at end of period........................ $      -             -
                                                   ===========    ==========



(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 1996, the Partnership had farm leases of generally one year in duration, for approximately 2,873 acres of the approximately 3,278 acres owned.

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

The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of June 30, 1996, the Partnership has had two sales transactions through which it has disposed of the building and approximately twenty-five acres of the 3,302 acres originally owned. As of June 30, 1996, cumulative distributions to the Limited Partners have totalled $646,474 (which represents a return of Invested Capital, as defined the Partnership Agreement). Through June 30, 1996, the Partnership has used $1,072,969 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of June 30, 1996, the Partnership owns, in whole or in part, all eighteen of its original parcels, all of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At June 30, 1996, the Partnership had cash, cash equivalents and investments in marketable securities of $2,267,481, of which approximately $183,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $2,084,481 is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has improvements underway and sites are being marketed to potential buyers. Parcel 4, zoned for a variety of business uses, has two separate contracts pending the buyer's due diligence. Parcel 6, annexed to the village of DeKalb and zoned for twenty-five large, residential lots, has completed the road into the subdivision and the lots are being marketed to homebuilders and individuals. Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development.

Results of Operations

As of June 30, 1996, the Partnership owned eighteen parcels of land consisting of 3,278 acres. Of the 3,278 acres owned, approximately 2,873 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. The sale of investment property income and the cost of investment property sold recorded for the three and six months ended June 30, 1995 is a result of the sale of the house and outbuildings located on approximately seven acres of Parcel 10 on April 21, 1995. The increase in rental income for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, is due to the annual increase in lease amounts from tenants. The increase in land operating expenses to Affiliates for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, is due to the Partnership purchasing its final parcel, Parcel 18, in November 1995. The decrease in land operating expenses to non-affiliates for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, is due to decreases in real estate taxes. The decrease in depreciation six months ended June 30, 1996, as compared to the six months ended June 30, 1995, is due to the sale of the house and outbuildings located on Parcel 10 during April 1995.

Interest income decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to the Partnership using the remaining available capital to purchase its final parcel, Parcel 18, in November 1995. The Partnership completed the purchase of its land portfolio in 1995, and anticipates that income in future years will be earned from leasing the land and sales of investment properties rather than income from short-term investments.

Professional services to Affiliates decreased for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, due to decreases in in-house legal and accounting services required by the Partnership. Professional services to non-affiliates increased for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, due to increases in outside legal and other professional fees.

Marketing expenses to Affiliates decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to a decrease in expenses relating to marketing and advertising the Partnership's land investments. Marketing expenses to non-affiliates increased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.







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



                            INLAND CAPITAL FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 12, 1996


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 12, 1996


                                  /S/ CYNTHIA M. HASSETT

                            By:   Cynthia M. Hassett
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 12, 1996