Form 10-Q
period 1996-09-30
INLAND CAPITAL FUND L P
filed 1996-11-13
CIK 878278

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

             For the Quarterly Period Ended September 30, 1996

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


                                 N/A
              (Former name, former address and former fiscal
                    year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                                Balance Sheets

                   September 30, 1996 and December 31, 1995
                                  (unaudited)

                                    Assets
                                    ------

                                                        1996          1995
Current assets:
  Cash and cash equivalents (Note 1).............. $ 1,092,492       708,979
  Investments in marketable securities (Note 1)...   1,000,000     2,000,000
  Accrued interest and other receivables..........      85,350        41,062
  Deposits and other assets.......................       4,285         1,279
                                                   ------------  ------------
    Total current assets..........................   2,182,127     2,751,320
                                                   ------------  ------------
Investment properties and improvements
  (including acquisition fees paid to
  Affiliates of $1,418,902) (Notes 3 and 4).......  26,741,539    26,130,416

Deferred organization costs (net of accumulated
  amortization of $14,416 and $12,229 at September
  30, 1996 and December 31, 1995, respectively)
  (Note 1)........................................         165         2,352
                                                   ------------  ------------
Total assets...................................... $28,923,831    28,884,088
                                                   ============  ============
























                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1996 and December 31, 1995
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------


                                                       1996          1995
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    32,309        29,277
  Accrued real estate taxes.......................      54,623        77,815
  Due to Affiliates (Note 2)......................      63,349        26,531
  Unearned income.................................       4,294        27,431
                                                   ------------  ------------
    Total current liabilities.....................     154,575       161,054
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      12,757        12,097
                                                   ------------  ------------
                                                        13,257        12,597
                                                   ------------  ------------
  Limited Partners:
    Units of $1,000.  Authorized 60,000 Units,
    32,377.11 and 32,397.11 Units outstanding at
    September 30, 1996 and December 31, 1995,
    respectively (net of offering costs of
    $4,466,765, of which $3,488,574 was paid to
    Affiliates)...................................  27,910,743    27,930,343
    Cumulative cash distributions.................    (646,474)     (646,334)
    Cumulative net income.........................   1,491,730     1,426,428
                                                   ------------  ------------
                                                    28,755,999    28,710,437
                                                   ------------  ------------
    Total Partners' capital.......................  28,769,256    28,723,034
                                                   ------------  ------------
Total liabilities and Partners' capital........... $28,923,831    28,884,088
                                                   ============  ============









                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1996 and 1995
                                  (unaudited)


                                        Three months            Nine months
                                           ended                  ended
                                        September 30,          September 30,
                                        -------------          -------------
                                       1996       1995       1996        1995
                                       ----       ----       ----        ----
Income:
  Sale of investment property
    (Notes 1 and 3)................ $    -       360,822       -       646,334
  Interest income..................    28,905     60,418     95,970    168,788
  Rental income....................    74,765     65,052    216,227    179,631
                                    ---------- ---------- ---------- ----------
                                      103,670    486,292    312,197    994,753
                                    ---------- ---------- ---------- ----------
Expenses:
  Cost of investment property sold.      -       196,473       -       417,551
  Professional services to
    Affiliates.....................    10,702      9,032     23,706     25,637
  Professional services to
    non-affiliates.................       427        665     26,647     22,336
  General and administrative
    expenses to Affiliates.........    11,007      7,450     26,172     22,264
  General and administrative
    expenses to non-affiliates.....     2,141      2,653     10,742     11,412
  Marketing expenses to Affiliates.     3,888     14,320     16,659     35,669
  Marketing expenses to
    non-affiliates.................    22,136      2,041     32,433      9,437
  Land operating expenses to
    Affiliates.....................    15,958     15,334     47,876     46,301
  Land operating expenses to
    non-affiliates.................    22,701     17,652     59,813     61,407
  Depreciation.....................      -          -          -         1,653
  Amortization of deferred
    organization costs.............       728        728      2,187      2,186
                                    ---------- ---------- ---------- ----------
                                       89,688    266,348    246,235    655,853
                                    ---------- ---------- ---------- ----------
Net income......................... $  13,982    219,944     65,962    338,900
                                    ========== ========== ========== ==========







                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

        For the three and nine months ended September 30, 1996 and 1995
                                  (unaudited)


                                        Three months           Nine months
                                           ended                  ended
                                        September 30,         September 30,
                                        -------------         -------------
                                       1996       1995       1996        1995
                                       ----       ----       ----        ----
Net income allocated to:
  General Partner.................. $     140        556        660      1,101
  Limited Partners.................    13,842    219,388     65,302    337,799
                                    ---------- ---------- ---------- ----------
    Net income..................... $  13,982    219,944     65,962    338,900
                                    ========== ========== ========== ==========

Net income allocated to the one
  General Partner Unit............. $     140        556        660      1,101
                                    ========== ========== ========== ==========

Net income allocated to Limited
  Partners per weighted average
  Limited Partnership Units (32,384
  and 32,397 for the three months
  ended September 30, 1996 and 1995,
  and 32,393 and 32,397 for the nine
  months ended September 30, 1996
  and 1995, respectively)..........  $    .43       6.77       2.02      10.43
                                    ========== ========== ========== ==========



















                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1996 and 1995
                                  (unaudited)




                                                       1996           1995
                                                       ----           ----
Cash flows from operating activities:
  Net income...................................... $    65,962       338,900
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Amortization of deferred organization costs...       2,187         2,186
    Depreciation..................................        -            1,653
    Gain on sale of investment property...........        -         (228,783)
    Changes in assets and liabilities:
      Accrued interest and other receivables......     (44,288)      (60,154)
      Deposits and other assets...................      (3,006)      (16,225)
      Accounts payable............................       3,032        (1,569)
      Accrued real estate taxes...................     (23,192)      (12,510)
      Due to Affiliates...........................      36,818         4,565
      Unearned income.............................     (23,137)       (9,009)
                                                   ------------  ------------
Net cash provided by operating activities.........      14,376        19,054
                                                   ------------  ------------
Cash flows from investing activities:
  Sale (purchase) of marketable securities, net...   1,000,000      (500,000)
  Purchase of and additions to land and building..    (611,123)     (792,338)
  Proceeds from sale of land and building.........        -          646,334
                                                   ------------  ------------
Net cash provided by (used in) investing
  activities......................................     388,877      (646,004)
                                                   ------------  ------------
Cash flows from financing activities:
  Repurchase of Limited Partnership Units.........     (19,600)         -
  Cash distributions..............................        (140)     (644,658)
                                                   ------------  ------------
Net cash used in financing activities.............     (19,740)     (644,658)
                                                   ------------  ------------
Net increase (decrease) in cash and cash
  equivalents.....................................     383,513    (1,271,608)
Cash and cash equivalents at beginning of period..     708,979     2,722,009
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,092,492     1,450,401
                                                   ============  ============





                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1996
                                  (unaudited)


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

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On August 23, 1993, the Partnership terminated its Offering of Units. Subscriptions for a total of 32,399.28 Units have been received from the public at $1,000 per Unit resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of September 30, 1996, the Partnership has repurchased a total of 22.174 Units for $21,775 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)


Investment properties held by the Partnership are carried at the lower of aggregate cost or net realizable value. Periodically, the Partnership reviews the portfolio and if the parcels suffer an impairment in value which is deemed to be other than temporary, the parcels would be reduced to their net realizable value. Through September 30, 1996, there were no such impairments.

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


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $15,817 and $6,417 was unpaid as of September 30, 1996 and December 31, 1995, respectively.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)


The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $47,876 and
$46,301 have been incurred and are included in land operating expenses to Affiliates for the nine months ended September 30, 1996 and 1995, respectively, of which $15,959 and $15,738 was unpaid as of September 30, 1996 and December 31, 1995, respectively.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership's land investments and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $16,659 and $35,669 have been incurred and are included in marketing expenses to Affiliates for the nine months ended September 30, 1996 and 1995, respectively, of which $3,889 and $4,376 was unpaid as of September 30, 1996 and December 31, 1995, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project. Such fees of $39,351 and $10,583 have been incurred for the nine months ended September 30, 1996 and 1995, respectively, and are included in investment properties, of which $27,684 and $0 was unpaid as of September 30, 1996 and December 31, 1995, respectively.

Through the Partnership's participation in an insurance program, claims from the Partnership's properties, as well as properties owned by other limited partnerships syndicated by Affiliates, were managed through a loss reserve trust. For the nine months ended September 30, 1996 and 1995, the Partnership paid $4,923 and $1,108, respectively, to the loss reserve trust for the land parcels.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)
(3) Investment Properties

All of the Partnership's investment properties are located in the collar counties surrounding the Chicago metropolitan area. The following real property investments are owned by the Partnership as of September 30, 1996:
                   Gross
                   Acres    Purchase/              Initial Costs
Parcel Location: Purchased   Sales      Original   Acquisition     Total
  #      County   /(Sold)     Date        Costs       Costs        Costs

  1    Kendall   108.8960  07/22/92   $   707,566       57,926      765,492

  2    McHenry   201.0000  11/09/93     2,020,314      122,145    2,142,459
                 (17.742)  08/02/95

  3    Will       34.0474  03/04/94     1,235,830       88,092    1,323,922

  4    Will       86.9195  03/30/94     1,778,820      143,817    1,922,637

  5    LaSalle   190.9600  04/01/94       532,000       18,145      550,145

  6    DeKalb     59.0800  05/11/94       670,207       58,373      728,580

  7    Kendall   200.8210  07/28/94     1,506,158       82,999    1,589,157

  8    Kendall   133.0000  08/17/94     1,300,000      106,949    1,406,949

  9    LaSalle   335.9600  08/30/94       993,441       79,329    1,072,770

  10   Kendall   223.7470  09/16/94     2,693,025      205,660    2,898,685

10A(a) Kendall     7.0390  09/16/94       206,975       15,806      222,781
                  (7.0390) 04/21/95

  11   Kane      123.0000  09/26/94     1,353,000       75,551    1,428,551

  12   Kendall   110.2530  09/28/94       600,001       51,220      651,221

  13   LaSalle   352.7390  10/06/94     1,032,666       91,117    1,123,783

  14   Kendall   134.7760  10/26/94     1,000,000       81,674    1,081,674

  15   McHenry   169.5400  10/31/94     2,900,000       79,196    2,979,196

  16   McHenry   207.0754  11/30/94     1,760,256      101,388    1,861,644

  17   LaSalle   236.4400  12/07/94     1,060,286       74,735    1,135,021

  18   Kendall   386.9900  11/02/95       934,993      126,329    1,061,322
                                      ------------ ------------ ------------
                                      $24,285,539    1,660,450   25,945,989
                                      ============ ============ ============

                                         Total
         Costs                         Remaining     Current
        Capitalized       Costs of      Costs of    Year Gain
Parcel Subsequent to      Property     Parcels at    On Sale
  #     Acquisition         Sold         9/30/96    Recognized

  1    $      72,372           -          837,864         -

  2          220,565        196,473     2,166,551         -

  3           11,110           -        1,335,032         -

  4           53,054           -        1,975,691         -

  5           61,252           -          611,397         -

  6          472,676           -        1,201,256         -

  7           19,046           -        1,608,203         -

  8            2,896           -        1,409,845         -

  9           94,208           -        1,166,978         -

  10          21,499           -        2,920,184         -

10A(a)         1,327        221,078          -            -

  11           3,997           -        1,432,548         -

  12          10,652           -          661,873         -

  13          20,252           -        1,144,035         -

  14           4,439           -        1,086,113         -

  15          73,524           -        3,052,720         -

  16          73,018           -        1,934,662         -

  17             244           -        1,135,265         -

  18            -              -        1,061,322         -
       --------------   ------------  ------------ ------------
           1,216,131        417,551    26,741,539         -
       ==============   ============  ============ ============

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)



(3) Investment Properties (continued)

(a) Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold on April 21, 1995.

(b) Reconciliation of real estate owned:
                                                       1996          1995
                                                       ----          ----
  Balance at January 1,........................... $26,130,416    25,033,665
  Additions during period:
  Acquisitions....................................        -        1,061,322
  Improvements....................................     611,123       456,010
                                                   ------------  ------------
                                                    26,741,539    26,550,997
  Sales during period.............................        -          420,581
                                                   ------------  ------------
  Balance at end of period........................ $26,741,539    26,130,416
                                                   ============  ============

(c) Reconciliation of accumulated depreciation:

                                                       1996          1995
                                                       ----          ----
  Balance at January 1,...........................        -            1,377
  Depreciation expenses...........................        -            1,653
  Sales during period.............................        -           (3,030)
                                                   ------------  ------------
  Balance at end of period........................ $      -             -
                                                   ============  ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 1996, the Partnership had farm leases of generally one year in duration, for approximately 2,873 acres of the approximately 3,278 acres owned.

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

The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of September 30, 1996, the Partnership has had two sales transactions through which it has disposed of the building and approximately twenty-five acres of the 3,302 acres originally owned. As of September 30, 1996, cumulative distributions to the Limited Partners have totaled $646,474 (which represents a return of Invested Capital, as defined the Partnership Agreement). Through September 30, 1996, the Partnership has used $1,216,131 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of September 30, 1996, the Partnership owns, in whole or in part, all eighteen of its original parcels, all of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At September 30, 1996, the Partnership had cash, cash equivalents and investments in marketable securities of $2,092,492, of which approximately $166,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $1,926,492 is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

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

Results of Operations

As of September 30, 1996, the Partnership owned eighteen parcels of land consisting of 3,278 acres. Of the 3,278 acres owned, approximately 2,873 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. The sale of investment property income and the cost of investment property sold recorded for the three and nine months ended September 30, 1995 is a result of the sale of the house and outbuildings located on approximately seven acres of Parcel 10 on April 21, 1995 and the sale of 17.742 acres of Parcel 2 on August 2, 1995. The increase in rental income for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, is due to the annual increase in lease amounts from tenants. The increase in land operating expenses to Affiliates for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, is due to the Partnership purchasing its final parcel, Parcel 18, in November 1995. The decrease in land operating expenses to non-affiliates for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, is due to decreases in real estate taxes. This decrease was partially offset by an increase in insurance expenses. The decrease in depreciation expense for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, is due to the sale of the house and outbuildings located on Parcel 10 during April 1995.

Interest income decreased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to the Partnership using the remaining available capital to purchase its final parcel, Parcel 18, in November 1995. The Partnership completed the purchase of its land portfolio in 1995, and anticipates that income in future years will be earned from leasing the land and sales of investment properties rather than income from short-term investments.

Professional services to Affiliates decreased for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, due to a decrease in accounting services required by the Partnership.
Professional services to non-affiliates increased for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, due to increases in outside legal and other professional fees.

General and administrative expenses to Affiliates increased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due primarily to increases in supplies and investor services expenses.

Marketing expenses to Affiliates decreased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to a decrease in expenses relating to marketing and advertising the Partnership's land investments. Marketing expenses to non-affiliates increased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.







                          PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         (27) Financial Data Schedule

     (b) Reports on Form 8-K:

         None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            INLAND CAPITAL FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 13, 1996


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: November 13, 1996


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 13, 1996