Form 10-K405
period 1996-12-31
INLAND CAPITAL FUND L P
filed 1997-03-27
CIK 878278

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1996

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                           Commission File #0-21606

                           InLand Capital Fund, L.P.
            (Exact name of registrant as specified in its charter)

       Delaware                                  36-3767977
(State of organization)     (I.R.S. Employer Identification Number)

2901 Butterfield Road, Oak Brook, Illinois      60521
 (Address of principal executive office)       (Zip Code)

Registrant's telephone number, including area code:  630-218-8000

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class:          Name of each exchange on which registered:
       None                                      None

       Securities registered pursuant to Section 12(g) of the Act:
                           LIMITED PARTNERSHIP UNITS
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable.

The Prospectus of the Registrant dated December 13, 1991, filed pursuant to Rule 424(b) and 424(c) under the Securities Act of 1933 is incorporated by reference in Parts I, II and III of this Annual Report on Form 10-K.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)



                               TABLE OF CONTENTS



                                    Part I                                Page
                                    ------                                ----
  Item  1. Business......................................................   3

  Item  2. Properties....................................................   5

  Item  3. Legal Proceedings.............................................   5

  Item  4. Submission of Matters to a Vote of Security Holders...........   5


                                    Part II
                                    -------
  Item  5. Market for Partnership's Limited Partnership
            Units and Related Security Holder Matters....................   5

  Item  6. Selected Financial Data.......................................   6

  Item  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   7

  Item  8. Financial Statements and Supplementary Data...................  10

  Item  9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................  26


                                   Part III
                                   --------
  Item 10. Directors and Executive Officers of the Registrant............  26

  Item 11. Executive Compensation........................................  31

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management...................................................  32

  Item 13. Certain Relationships and Related Transactions................  32


                                    Part IV
                                    -------
  Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................  33

  SIGNATURES.............................................................  34

                                    PART I

Item 1. Business

The Registrant, InLand Capital Fund, L.P. (the "Partnership"), is a limited partnership formed on June 21, 1991 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in multiple parcels of land on an all-cash basis. The Partnership intends to engage in a number of preliminary development activities with the objective of maximizing the resale value of the land parcels. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units ("Units") at $1,000 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 1996, the Partnership has repurchased a total of 22.174 Units for $21,775 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

The Partnership is engaged in the business of real estate investment. A presentation of information about industry segments would not be material to an understanding of the Partnership's business taken as a whole.

The  Partnership  acquired  fee  ownership   of  the  following  real  property
investments:

                                         Gross Acres         Purchase/Sales
       Parcel & Location                Purchased/Sold            Date
-----------------------------------  --------------------  ------------------
Parcel 1, Kendall County, Illinois         108.8960             07/22/92

Parcel 2, McHenry County, Illinois         201.0000             11/09/93
                                           (17.7420        sold 08/02/95)

Parcel 3, Will County, Illinois             34.0474             03/04/94

Parcel 4, Will County, Illinois             86.9195             03/30/94

Parcel 5, LaSalle County, Illinois         190.9600             04/01/94

Parcel 6, DeKalb County, Illinois           59.0800             05/11/94

Parcel 7, Kendall County, Illinois         200.8210             07/28/94

Parcel 8, Kendall County, Illinois         133.0000             08/17/94

Parcel 9, LaSalle County, Illinois         335.9600             08/30/94

Parcel 10, Kendall County, Illinois        230.7860             09/16/94
                                            (7.0390        sold 04/21/95)

                                         Gross Acres         Purchase/Sales
       Parcel & Location                Purchased/Sold            Date
-----------------------------------  --------------------  -----------------
Parcel 11, Kane County, Illinois           123.0000             09/26/94

Parcel 12, Kendall County, Illinois        110.2530             09/28/94

Parcel 13, LaSalle County, Illinois        352.7390             10/06/94

Parcel 14, Kendall County, Illinois        134.7760             10/26/94

Parcel 15, McHenry County, Illinois        169.5400             10/31/94

Parcel 16, McHenry County, Illinois        207.0754             11/30/94

Parcel 17, LaSalle County, Illinois        236.4400             12/07/94

Parcel 18, Kendall County, Illinois        386.9900             11/02/95


Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of the Partnership's real property investments.

The Partnership purchased, primarily on an all-cash basis, eighteen parcels of undeveloped land and one building and is engaged in the rezoning and resale of the parcels. All of the investments were made in the collar counties surrounding the Chicago metropolitan area. The anticipated holding period of the land is approximately two to seven years from the completion of the land portfolio acquisitions. As of December 31, 1996, the Partnership has had two sales transactions through which it has disposed of the building and approximately twenty-five acres of the approximately 3,302 acres originally owned.

The General Partner anticipates that land purchased by the Partnership will produce sufficient income to pay property taxes, insurance and other miscellaneous expenses, with surplus funds, if any, to be retained in the working capital reserve for pre-development activities. Income is expected to be derived from leases to farmers or from other activities compatible with the the Partnership's business plan for land parcels. Although the General Partner believes that leasing the Partnership's land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. However, the General Partner has agreed to make a Supplemental Capital Contribution to the Partnership if and to the extent that real estate taxes and insurance payable with respect to the Partnership's land during a given year exceed the revenue earned by the Partnership from leasing its land during such year. Any Supplemental Capital Contribution will be repaid only after Limited Partners have received, over the life of the Partnership, a return of their Original Capital plus the 15% Cumulative Return. All of the parcels purchased by the Partnership consist of land which generates revenue from farming or other leasing activities. It is not expected that the Partnership will generate cash distributions to the partners from farm leases or other activities.

The Partnership had no employees during 1996.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 below and Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made for a description of such terms and transactions.


Item 2. Properties

The Partnership owns directly the parcels of  land referred to in Item 1 and in
Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made for a description of said parcels.


Item 3. Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1996.


                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1996, there were 2,680 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop.

Although the Partnership has established a Unit Repurchase Program, funds for repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on page 61 of the Prospectus of the Partnership dated December 13, 1991, as amended, which is incorporated herein by reference. As of December 31, 1996, the Partnership had approximately $168,000 available for the repurchase of Units.

Item 6. Selected Financial Data


                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

       For the years ended December 31, 1996, 1995, 1994, 1993 and 1992

            (not covered by the Report of Independent Accountants)


                      1996        1995        1994        1993        1992
                      ----        ----        ----        ----        ----
Total assets..... $28,381,700  28,884,088  29,636,310  28,516,330   8,281,174
                  =========== =========== =========== =========== ===========

Total income..... $   410,743   1,102,930     744,291     563,836     104,266
                  =========== =========== =========== =========== ===========

Net income....... $    94,338     368,124     501,310     470,710      99,082
                  =========== =========== =========== =========== ===========
Net income allocated
  to the one General
  Partner Unit... $       943       1,393       5,013       4,707         991
                  =========== =========== =========== =========== ===========
Net income allocated
  per Limited
  Partnership
  Unit(b)........ $      2.88       11.32       15.32       20.36       16.07
                  =========== =========== =========== =========== ===========

Distributions per
  Limited Partnership
  Unit from sales
  (b)(c):........ $       -         19.90         -           -           -
                  =========== =========== =========== =========== ===========

Weighted average
  Limited Partnership
  Units..........   32,388.75   32,397.11   32,397.46   22,891.86    6,105.17
                  =========== =========== =========== =========== ===========

(a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

(b) The net income and cash distributions per Unit data is based upon the weighted average number of Units outstanding.

(c) Distributions from sales represents a return of Invested Capital, as defined in the Partnership Agreement.

(d) Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for a description of the Partnership's land acquisitions and dispositions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the
Federal Private Securities  Litigation  Reform  Act  of  1995.   These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units ("Units") at $1,000 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held.

The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of December 31, 1996, the Partnership has had two sales transactions through which it has disposed of the building and approximately twenty-five acres of the 3,302 acres originally owned. As of December 31, 1996, cumulative distributions to the Limited Partners have totaled $646,474 (which represents a return of Invested Capital, as defined in the Partnership Agreement). Through December 31, 1996, the Partnership has used $2,189,192 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of December 31, 1996, the Partnership owns, in whole or in part, all eighteen of its original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At December 31, 1996, the Partnership had cash, cash equivalents and investments in marketable securities of $1,659,495, of which approximately $168,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $1,491,495 is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

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

Results of Operations

As of December 31, 1996, the Partnership owned eighteen parcels of land consisting of approximately 3,278 acres. Of the 3,278 acres owned, approximately 2,873 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. The sale of investment properties income and the cost of investment properties sold recorded for the year ended December 31, 1995 is a result of the sale of the house and outbuildings located on approximately seven acres of Parcel 10 and the sale of 17.742 acres of Parcel 2 on April 21, 1995 and August 2, 1995, respectively. The increase in rental income for the year ended December 31, 1996, as compared to the year ended December 31, 1995, is due to the annual increase in lease amounts from tenants. The increase in rental income and land operating expenses to Affiliates and non-affiliates for the year ended December 31, 1995, as compared to the year ended December 31, 1994, is due to the Partnership recording the operations of the parcels as they were purchased. The decrease in depreciation expense for the year ended December 31, 1996, as compared to the years ended December 31, 1995 and 1994, is due to the sale of the house and outbuildings located on Parcel 10 during April 1995.

Interest income decreased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due primarily to the Partnership utilizing its working capital reserve to fund pre-development activity on its land parcels. Interest income decreased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due to the Partnership using the remaining available capital to purchase its final parcel, Parcel 18, in November 1995. The Partnership completed the purchase of its land portfolio in 1995, and anticipates that income in future years will be earned from leasing the land and sales of investment properties rather than from short-term investments.

Professional services to Affiliates decreased for the year ended December 31, 1996, as compared to the years ended December 31, 1995 and 1994, due to a decrease in accounting services required by the Partnership. Professional services to non-affiliates increased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to an increase in legal services. Professional services to non-affiliates increased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due to an increase in accounting fees.

Marketing expenses to Affiliates decreased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, and increased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due to the timing of expenses relating to marketing and advertising the Partnership's land investments. Marketing expenses to non-affiliates increased for the years ended December 31, 1996 and 1995, as compared to the year ended December 31, 1994, due to the timing of advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Acquisition due diligence to non-affiliates decreased for the years ended December 31, 1996 and 1995, as compared to the year ended December 31, 1994, due to additional due diligence costs on parcels rejected for acquisition by the Partnership.


Inflation

Inflation in future periods may cause capital appreciation of the Partnership's investments in land. Rental income levels (from leases to new tenants or renewals of existing tenants) are expected to rise and fall in accordance with normal agricultural market conditions and may or may not be affected by inflation. To date, the operations of the Partnership have not been significantly affected by inflation.

Item 8.  Financial Statements and Supplementary Data




                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)


                                     Index
                                     -----
                                                                           Page
                                                                           ----

Report of Independent Accountants........................................  11

Financial Statements:

  Balance Sheets, December 31, 1996 and 1995.............................  12

  Statements of Operations, for the years ended December 31, 1996,
    1995 and 1994........................................................  14

  Statements of Partners' Capital, for the years ended December
    31, 1996, 1995 and 1994..............................................  16

  Statements of Cash Flows, for the years ended December 31, 1996,
    1995 and 1994........................................................  17

  Notes to Financial Statements..........................................  19




Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS



The Partners of InLand
  Capital Fund, L.P.


We have audited the financial statements of InLand Capital Fund, L.P. listed in the index on page 10 of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InLand Capital Fund, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                 COOPERS & LYBRAND L.L.P.

Chicago, Illinois
March 17, 1997

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1996 and 1995

                                    Assets
                                    ------

                                                       1996          1995
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   581,693       708,979
  Investments in marketable securities (Note 1)...   1,077,802     2,000,000
  Accrued interest and other receivables..........       4,903        41,062
  Deposits and other assets.......................       2,702         1,279
                                                   ------------  ------------
Total current assets..............................   1,667,100     2,751,320
                                                   ------------  ------------
Investment properties and improvements (including
  acquisition fees paid to Affiliates of $1,418,902
  at December 31, 1996 and 1995) (Notes 3 and 4)..  27,714,600    26,130,416

Deferred organization costs (net of accumulated
  amortization of $14,581 and $12,229 at December
  31, 1996 and 1995, respectively) (Note 1).......        -            2,352
                                                   ------------  ------------
Total assets...................................... $29,381,700    28,884,088
                                                   ============  ============


























                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1996 and 1995



                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1996          1995
Current liabilities:                                   ----          ----
  Accounts payable................................ $   474,058        29,277
  Accrued real estate taxes.......................      73,031        77,815
  Due to Affiliates (Note 3)......................       6,451        26,531
  Unearned income.................................      30,528        27,431
                                                   ------------  ------------
Total current liabilities.........................     584,068       161,054
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      13,040        12,097
                                                   ------------  ------------
                                                        13,540        12,597
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 60,000 Units,
      32,377.11 and 32,397.11 outstanding at
      December 31, 1996 and 1995, respectively
      (net of offering costs of $4,466,765, of
      which $3,488,574 was paid to Affiliates)....  27,910,743    27,930,343
    Cumulative cash distributions.................    (646,474)     (646,334)
    Cumulative net income.........................   1,519,823     1,426,428
                                                   ------------  ------------
                                                    28,784,092    28,710,437
                                                   ------------  ------------
Total Partners' capital...........................  28,797,632    28,723,034
                                                   ------------  ------------
Total liabilities and Partners' capital........... $29,381,700    28,884,088
                                                   ============  ============












                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1996, 1995 and 1994



                                         1996          1995          1994
Income:                                  ----          ----          ----
  Sale of investment properties..... $      -          646,334          -
  Interest income...................     122,405       211,939       667,469
  Rental income.....................     288,338       244,657        76,822
                                     ------------  ------------  ------------
                                         410,743     1,102,930       744,291
Expenses:                            ------------  ------------  ------------
  Cost of investment properties sold        -          417,551          -
  Professional services to
    Affiliates......................      35,354        36,707        36,384
  Professional services to
    non-affiliates..................      27,016        21,836        15,502
  General and administrative
    expenses to Affiliates..........      30,131        29,887        31,856
  General and administrative
    expenses to non-affiliates......      11,895        13,875        15,837
  Marketing expenses to Affiliates..      26,628        43,619        11,161
  Marketing expenses to
    non-affiliates..................      37,628        20,906        19,046
  Land operating expenses to
    Affiliates......................      63,835        62,226        30,205
  Land operating expenses to
    non-affiliates..................      81,566        83,630        33,521
  Acquisition due diligence to
    non-affiliates..................        -             -           45,175
  Depreciation......................        -            1,653         1,377
  Amortization of deferred
    organization costs..............       2,352         2,916         2,917
                                     ------------  ------------  ------------
                                         316,405       734,806       242,981
                                     ------------  ------------  ------------
Net income.......................... $    94,338       368,124       501,310
                                     ============  ============  ============












                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

             For the years ended December 31, 1996, 1995 and 1994



                                         1996          1995          1994
                                         ----          ----          ----
Net income allocated to (Note 2):
  General Partner................... $       943         1,393         5,013
  Limited Partners..................      93,395       366,731       496,297
                                     ------------  ------------  ------------
Net income.......................... $    94,338       368,124       501,310
                                     ============  ============  ============

Net income per the one General
  Partner Unit...................... $       943         1,393         5,013
                                     ============  ============  ============
Net income allocated to Limited
  Partners per weighted average
  Limited Partnership Units
  (32,388.75, 32,397.11 and 32,397.46
  for the years ended December 31,
  1996, 1995 and 1994, respectively) $      2.88         11.32         15.32
                                     ============  ============  ============


























                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1996, 1995 and 1994



                                        General       Limited
                                        Partner       Partners       Total
                                     ------------- ------------- ------------
Balance January 1, 1994............. $     6,191    28,498,945    28,505,136


Offering costs paid.................        -           (3,981)       (3,981)
Repurchase of Limited Partnership
  Units.............................        -           (2,174)       (2,174)
Foreign Partners' withholding (Note 1)      -             (723)         (723)
Net income..........................       5,013       496,297       501,310
                                     ------------  ------------  ------------
Balance December 31, 1994...........      11,204    28,988,364    28,999,568


Distributions to Partners ($19.90 per
  weighted average Limited Partnership
  Units of 32,397.11) (Note 2)......        -         (644,658)     (644,658)
Net income..........................       1,393       366,731       368,124
                                     ------------  ------------  ------------
Balance December 31, 1995...........      12,597    28,710,437    28,723,034



Repurchase of Limited Partnership
  Units.............................        -          (19,600)      (19,600)
Foreign Partners' withholding (Note 1)      -             (140)         (140)
Net income..........................         943        93,395        94,338
                                     ------------  ------------  ------------
Balance December 31, 1996........... $    13,540    28,784,092    28,797,632
                                     ============  ============  ============















                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1996, 1995 and 1994


                                         1996          1995          1994
Cash flows from operating activities:    ----          ----          ----
  Net income........................ $    94,338       368,124       501,310
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Amortization of deferred
     organization costs.............       2,352         2,916         2,917
    Depreciation....................        -            1,653         1,377
    Gain on sale of investment
     properties.....................        -         (228,783)         -
    Changes in assets and liabilities:
      Accrued interest and other
       receivables..................      36,159       (21,571)       59,198
      Deposits and other assets.....      (1,423)       18,374        (9,519)
      Accounts payable..............       1,256         3,351         4,814
      Accrued real estate taxes.....      (4,784)       13,581        59,728
      Due to Affiliates.............     (20,080)       23,369         1,743
      Unearned income...............       3,097        14,154        13,277
Net cash provided by operating       ------------  ------------  ------------
  activities........................     110,915       195,168       634,845
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Purchase of and additions to
    investment properties...........  (1,140,659)   (1,429,731)  (20,084,771)
  Sale (purchase) of marketable
    securities, net.................     922,198      (250,000)    1,200,000
  Proceeds from sale of investment
    properties......................        -          646,334          -
Net cash used in investing           ------------  ------------  ------------
  activities........................    (218,461)   (1,033,397)  (18,884,771)
                                     ------------  ------------  ------------















                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows
                                  (continued)

             For the years ended December 31, 1996, 1995 and 1994


                                         1996          1995          1994
                                         ----          ----          ----
Cash flows from financing activities:
  Payments of offering costs........ $      -             -           (3,981)
  Repurchase of Limited Partnership
    Units...........................     (19,600)         -           (2,174)
  Payment of note payable...........        -         (530,143)         -
  Distributions paid................        (140)     (644,658)         (723)
                                     ------------  ------------  ------------
Net cash used in financing activities    (19,740)   (1,174,801)       (6,878)
Net decrease in cash and             ------------  ------------  ------------
  cash equivalents..................    (127,286)   (2,013,030)  (18,256,804)
Cash and cash equivalents at
  beginning of year.................     708,979     2,722,009    20,978,813
Cash and cash equivalents at end of  ------------  ------------  ------------
  year.............................. $   581,693       708,979     2,722,009
                                     ============  ============  ============



Supplemental schedule of noncash
  investing and financing activities:

Issuance of note payable for
  purchase of land parcel........... $      -             -          530,143
                                     ============  ============  =============

Prepaid acquisition fees capitalized
  into investment properties........ $      -           87,601     1,495,598
                                     ============  ============  =============
















                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1996, 1995 and 1994


(1) Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited
Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 1996, the Partnership has repurchased and canceled a total of 22.174 Units for $21,775 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Such investments consisted of commercial paper with interest rates ranging from 5.25% to 5.375% and aggregating $560,000 at December 31, 1996 issued by LaSalle National Corporation with final maturities ranging from January 3, 1997 to January 21, 1997. Such investments consisted of commercial paper with interest rates ranging from 5.30% to 5.360 and aggregating $578,000 at December 31, 1995 issued by two banks with final maturities ranging from January 5, 1996 to March 3, 1996.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Investments purchased with an original maturity of three months or more are considered to be investments in marketable securities. Such investments consisted of commercial paper with interest rates ranging from 4.75% to 5.50% and aggregating $1,077,802 at December 31, 1996 issued by three banks with final maturities ranging from January 14, 1997 to April 30, 1997. Such investments consisted of commercial paper with interest rates ranging from 5.30% to 6.00% and aggregating $2,000,000 at December 31, 1995 issued by five banks with final maturities ranging from January 16, 1996 to June 18, 1996.

For  vacant  land  parcels   and   parcels  with  insignificant  buildings  and
improvements, the Partnership uses the area method of allocation, which approximates the relative sales method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price. For parcels with significant buildings and improvements (Parcel 10, described in Note 4), the Partnership recorded the buildings and improvements at a cost based upon the appraised value at the date of acquisition. Buildings and improvements were depreciated using the straight-line method of depreciation over a useful life of thirty years. Repair and maintenance expenses are charged to operations as incurred. Significant improvements are capitalized and depreciated over their estimated useful lives.

The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity.

The Partnership is required to pay a withholding tax to the Internal Revenue Service with respect to a Partner's allocable share of the Partnership's taxable net income, if the Partner is a foreign person. The Partnership will first pay the withholding tax from the distributions to any foreign person, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to the foreign person. Future withholding tax payments will be made every April, June, September and December.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

The Partnership records are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). The Federal income tax return has been prepared from such records after making appropriate adjustments, if any, to reflect the Partnership's accounts as adjusted for Federal income tax reporting purposes. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows:
                                       1996                      1995
                             ------------------------- ------------------------
                                GAAP        Tax           GAAP        Tax
                                Basis       Basis         Basis       Basis
                             ----------- ------------- ----------- ------------
Total assets................ $29,381,700   28,938,175  $28,884,088   28,884,088

Partners' capital:
  General Partner...........      13,540       13,540       12,597       12,597
  Limited Partners..........  28,784,092   28,784,092   28,710,437   28,710,437

Net income:
  General Partner...........         943          943        1,393        1,393
  Limited Partners..........      93,395       93,395      366,731      366,731

Net income per Limited
  Partnership Unit..........        2.88         2.88        11.32        11.32

The net income per Limited Partnership Unit is based upon the weighted average number of Units of 32,388.75 and 32,397.11 during 1996 and 1995, respectively.


(2) Partnership Agreement

The Partnership Agreement defines the allocation of profits and losses, and available cash. If and to the extent that real estate taxes and insurance payable with respect to the Partnership's land during a given year exceed revenues of the Partnership, the General Partner will make a Supplemental Capital Contribution of such amount to the Partnership to ensure that it has sufficient funds to make such payments.

Distributions of Net Sale Proceeds will be allocated between the General Partner and the Limited Partners based upon both an aggregate overall return to the Limited Partners and a separate return with respect to each parcel of land purchased by the Partnership.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Profits and losses from operations (other than capital transactions) will be allocated 99% to the Limited Partners and 1% to the General Partner. The net gain from a sale of Partnership properties is first allocated among the Partners in proportion to the negative balances, if any, in their respective capital accounts. Thereafter, except as provided below, net gain is allocated to the General Partner in an amount equal to the proceeds distributable to the General Partner from such sale and the balance of any net gain is allocated to the Limited Partners. If the amount of net gain realized from a sale is less than the amount of cash distributed to the General Partner from such sale, the Partnership will allocate income or gain to the General Partner in an amount equal to the excess of the cash distributed to the General Partner with respect to such sale as quickly as permitted by law. Any net loss from a sale will be allocated to the Limited Partners.

As a general rule, Net Sale Proceeds will be distributed 90% to the Limited Partners and 10% to the General Partner until the Limited Partners have received from Net Sale Proceeds (i) a return of their Original Capital plus
(ii) a noncompounded cumulative preferred return of 15% on their Invested Capital. However, with respect to each parcel of land, the General Partner's 10% share will be subordinated until the Limited Partners receive a return of the Original Capital attributed to such parcel ("Parcel Capital") plus a 6% per annum noncompounded cumulative preferred return thereon.

At the conclusion of Partnership operations, after all Parcels have been sold, if Limited Partners have not received the return of their Original Capital, plus a 6% annual, noncompounded return on their Invested Capital, the General Partner has agreed to rebate to the Partnership, for distribution to the Limited Partners, sales proceeds received by the General Partner in an amount equal to the deficiency in the Limited Partners' return, plus 6% noncompounded annual interest. The amount of this rebate by the General Partner, exclusive of the 6% noncompounded annual interest to be paid on the rebate, will not exceed the amount of sales proceeds received by the General Partner over the life of the Partnership.

After the amounts described in items (i) and (ii) above and any previously subordinated distributions to the General Partner have been paid, and the amount of any Supplemental Capital Contributions have been repaid to the General Partner, subsequent distributions shall be paid 75% to the Limited Partners and 25% to the General Partner without considering Parcel Capital. If, after all Net Sale Proceeds have been distributed, the General Partner has received more than 25% of all Net Sale Proceeds (exclusive of distributions made to the Limited Partners to return their Original Capital), the General Partner shall contribute to the Partnership for distribution to the Limited Partners an amount equal to such excess.

Any distributions from Net Sales Proceeds at a time when Invested Capital is greater than zero shall be deemed applied first to reduction of such Invested Capital before application to payment of any deficiency in the 15% Cumulative Preferred Return.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $6,451 and $6,230 was unpaid as of December 31, 1996 and 1995, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $63,835, $62,039 and $29,438 have been incurred for the years ended December 31, 1996, 1995 and 1994, respectively, of which $15,738 was unpaid as of December 31, 1995. In addition, an Affiliate of the General Partner performed property maintenance on the Partnership's investment properties and was reimbursed (as set forth in the Partnership Agreement) for direct costs. Such costs of $0, $187 and $767 have been incurred for the years ended December 31, 1996, 1995 and 1994, respectively. Such fees and costs are included in land operating expenses to Affiliates, of which $187 was unpaid as of December 31, 1995.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership's land investments and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $26,628, $43,619 and $11,161 have been incurred and are included in marketing expenses to Affiliates for the years ended December 31, 1996, 1995 and 1994, respectively, of which $4,376 was unpaid as of December 31, 1995.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project. Such costs of $54,653, $13,257 and $5,841 have been incurred for the years ended December 31, 1996, 1995 and 1994, respectively, and are included in investment properties, all of which has been paid.

                                                    INLAND CAPITAL FUND, L.P.
                                                     (a limited partnership)
                                                  Notes to Financial Statements
                                                           (continued)
(4) Investment Properties
All of the Partnership's investment properties are located  in  the collar counties surrounding the Chicago metropolitan area. The following real property investments are owned by the Partnership as of December 31, 1996:
                                                                                                            Total
                   Gross                           Initial Costs                 Costs                    Remaining     Current
                   Acres    Purchase/ --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)     Date        Costs       Costs        Costs      Acquisition       Sold       12/31/96    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
  1    Kendall   108.8960  07/22/92   $   707,566       57,926      765,492         73,990         -         839,482         -

  2    McHenry   201.0000  11/09/93     2,020,314      122,145    2,142,459      1,149,634      196,473    3,095,620         -
                 (17.742)  08/02/95

  3    Will       34.0474  03/04/94     1,235,830       88,092    1,323,922         14,837         -       1,338,759         -

  4    Will       86.9195  03/30/94     1,778,820      143,817    1,922,637         63,367         -       1,986,004         -

  5    LaSalle   190.9600  04/01/94       532,000       18,145      550,145         61,729         -         611,874         -

  6    DeKalb     59.0800  05/11/94       670,207       58,373      728,580        474,807         -       1,203,387         -

  7    Kendall   200.8210  07/28/94     1,506,158       82,999    1,589,157         19,695         -       1,608,852         -

  8    Kendall   133.0000  08/17/94     1,300,000      106,949    1,406,949          3,389         -       1,410,338         -

  9    LaSalle   335.9600  08/30/94       993,441       79,329    1,072,770        107,542         -       1,180,312         -

  10   Kendall   223.7470  09/16/94     2,693,025      205,660    2,898,685         21,812         -       2,920,497         -

10A(a) Kendall     7.0390  09/16/94       206,975       15,806      222,781          1,327      221,078         -            -
                  (7.0390) 04/21/95

  11   Kane      123.0000  09/26/94     1,353,000       75,551    1,428,551          4,244         -       1,432,795         -

  12   Kendall   110.2530  09/28/94       600,001       51,220      651,221         11,186         -         662,407         -

  13   LaSalle   352.7390  10/06/94     1,032,666       91,117    1,123,783         20,845         -       1,144,628         -

  14   Kendall   134.7760  10/26/94     1,000,000       81,674    1,081,674          4,653         -       1,086,327         -

  15   McHenry   169.5400  10/31/94     2,900,000       79,196    2,979,196         78,059         -       3,057,255         -

  16   McHenry   207.0754  11/30/94     1,760,256      101,388    1,861,644         77,519         -       1,939,163         -

  17   LaSalle   236.4400  12/07/94     1,060,286       74,735    1,135,021            490         -       1,135,511         -

  18   Kendall   386.9900  11/02/95       934,993      126,329    1,061,322             67         -       1,061,389         -
                                      ------------ ------------ ------------ -------------- ------------ ------------ ------------
                                      $24,285,539    1,660,450   25,945,989      2,189,192      417,551   27,714,600         -
                                      ============ ============ ============ ============== ============ ============ ============

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(4) Investment Properties (continued)

(a) Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold on April 21, 1995.

(b) The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was approximately $27,271,000 (unaudited).

(c) Reconciliation of real estate owned:

                                                 1996          1995
                                                 ----          ----
    Balance at January 1,................... $26,130,416    25,033,665
    Additions during year:
    Acquisitions............................        -        1,061,322
    Improvements............................   1,584,184       456,010
                                             ------------  ------------
                                              27,714,600    26,550,997
    Sales during period.....................        -          420,581
                                             ------------  ------------
    Balance at December 31,................. $27,714,600    26,130,416
                                             ============  ============

(d) Reconciliation of accumulated depreciation:

                                                 1996          1995
                                                 ----          -----
    Balance at January 1,................... $      -            1,377
    Depreciation expenses...................        -            1,653
    Sales during period.....................        -           (3,030)
                                             ------------  ------------
    Balance at December 31,................. $      -             -
                                             ============  ============

(5) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 1996, the Partnership had farm leases of generally one year in duration, for approximately 2,873 acres of the approximately 3,278 acres owned.


(6) Note Payable

On January 5, 1995, the Partnership repaid the note, from offering proceeds (at face value), related to the acquisition of Parcel 17 which was purchased by the Partnership on December 7, 1994.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1996.



                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

The General Partner of the Partnership, Inland Real Estate Investment Corporation, was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. The General Partner is a wholly-owned subsidiary of The Inland Group, Inc. In 1990, Inland Real Estate Investment Corporation became the replacement General Partner for an additional 301 privately-owned real estate limited partnerships syndicated by Affiliates. The General Partner has responsibility for all aspects of the Partnership's operations. The relationship of the General Partner to its Affiliates is described under the caption "Conflicts of Interest" at pages 11 to 13 of the Prospectus, a copy of which description is hereby incorporated herein by reference.


Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                               Functional Title

  Daniel L. Goodwin....... Chairman and Chief Executive Officer
  Robert H. Baum.......... Executive Vice President-General Counsel
  G. Joseph Cosenza....... Senior Vice President-Acquisitions
  Robert D. Parks......... Senior Vice President-Investments
  Norbert J. Treonis...... Senior Vice President-Property Management
  Catherine L. Lynch...... Treasurer
  Paul J. Wheeler......... Vice President-Personal Financial Services Group
  Roberta S. Matlin....... Assistant Vice President-Investments
  Mark Zalatoris.......... Assistant Vice President-Due Diligence
  Patricia A. Challenger.. Vice President-Asset Management
  Kelly Tucek............. Assistant Vice President-Partnership Accounting
  Cynthia M. Hassett...... Assistant Vice President-Partnership Accounting
  Venton J. Carlston...... Assistant Controller

    DANIEL L. GOODWIN (age 53) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a Director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Investment Corporation.

Mr. Goodwin has been in the housing industry for more than 28 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past 6 years. He is an advisor for the Office of Housing
Coordination Services of the State  of  Illinois,  and  a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the 1980's Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Also, Mr. Goodwin serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot
Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to train disabled students in the workplace. Most of these students are still employed at Inland today, and Inland has become one of the largest employers of the disabled in DuPage County. He has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

Mr. Goodwin served as a member of Governor Jim Edgar's Transition Team. In 1988 he received the Outstanding Business Leader Award from the Oak Brook Jaycees and has been the General Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth. He served as the recent Chairman of the Speakers Club of the Illinois House of Representatives. In March 1994, he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program when they lost their lease. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1997 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry.

    ROBERT H. BAUM (age 53) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with all outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage. Currently, he serves as a director of Westbank, and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 53) is a Director and Vice Chairman of The Inland Group, Inc. Mr. Cosenza oversees, coordinates and directs Inland's many enterprises and, in addition, immediately supervises a staff of eight persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught at the LaGrange School District in Hodgkins, Illinois and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently Chairman of the Board of Westbank in Westchester, Illinois.

    ROBERT D. PARKS (age 53) is Director of The Inland Group, Inc., President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. degree from Northeastern Illinois University and his M.A. degree from the University of Chicago. He is a registered Direct Participation Program Principal with the National Association of Securities Dealers, Inc., and he is a member of the Real Estate Investment Association and a member of NAREIT.

    NORBERT J. TREONIS (age 46) joined The Inland Group, Inc. and its affiliates in 1975 and he is currently Chairman and Chief Executive Officer of The Inland Property Management Group, Inc. and a Director of The Inland Group, Inc. He serves on the Board of Directors of all Inland subsidiaries involved in the property management, acquisitions and maintenance of real estate, including Mid-America Property Management Corporation, and Metropolitan Construction Services, Inc. Mr. Treonis is charged with the responsibility of the overall management and leasing of all apartment units, retail, industrial and commercial properties nationwide.

Mr. Treonis is a licensed real estate broker. He is a past member of the Board of Directors of American National Bank of DuPage, the Apartment Builders and Managers Association of Illinois, the National Apartment Association and the Chicagoland Apartment Association.

Mr. Treonis has been the Chairman of the Board of Directors of Inland Commercial Property Management, Inc. since its formation in 1994.

    CATHERINE L. LYNCH (age 38) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 44) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 52) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 39) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 44) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her bachelor's degree from George
Washington University and her master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 34) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    CYNTHIA M. HASSETT (age 37) joined Inland in 1983 and was a Vice President of Inland Real Estate Investment Corporation. Through August 1996, Ms. Hassett was responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Hassett was on the audit staff of Altschuler, Melvoin and Glasser since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Hassett is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

    VENTON J. CARLSTON (age 39) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.


Item 11.  Executive Compensation

The General Partner is entitled to receive a share of cash distributions of Net Sales Proceeds based upon both an aggregate overall return to the Limited Partners and a separate return with respect to each parcel of land purchased by the Partnership as described under the caption "Cash Distributions" and a share of profits or losses as described under the caption "Allocation of Profits or Losses" at pages 41-42 of the Prospectus, and at pages A-10 to A-11 of the Partnership Agreement, included as an exhibit to the Prospectus, a copy of which descriptions is incorporated herein by reference.

The Partnership is permitted to engage in various transactions involving Affiliates of the General Partner of the Partnership, as described under the captions "Compensation and Fees" at pages 14-16 and "Conflicts of Interest" at pages 16-18 of the Prospectus, and at pages A-13 to A-22 of the Partnership Agreement, included as an exhibit to the Prospectus, a copy of which descriptions is incorporated herein by reference. The relationship of the General Partner (and its directors and officers) to its Affiliates is set forth above in Item 10.

The General Partner and its Affiliates may be reimbursed for its expenses or out-of-pocket costs relating to the administration of the Partnership. As of December 31, 1996, such costs were $65,485, of which $6,451 was unpaid.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. For the year ended December 31, 1996, the Partnership incurred and paid $63,835 in Asset Management Fees.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership's land investments and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. For the year ended December 31, 1996, the Partnership incurred and paid $26,628 of such costs.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the year ended December 31, 1996, the Partnership incurred and paid $54,653 of such costs and are included in investment properties.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership as of December 31, 1996:

                                 Amount and Nature
                                  of Beneficial          Percent
      Title of Class                 Ownership            of Class
      ----------------------     -------------------- -----------------
      Limited Partnership        11.09 Units directly    Less than 1/2%
       Units

    No officer or director of the General Partner of the Partnership possesses a right to acquire beneficial ownership of Units of the Partnership.

    All of the outstanding shares of the General Partner of the Partnership are owned by an Affiliate or its officers and directors as set forth above in
    Item 10.

(c) There exists no arrangement, known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.


Item 13. Certain Relationships and Related Transactions

There were no significant transactions or business relationships with the General Partner, Affiliates or their management other than those described in Items 10 and 11 above. Reference is made to Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) for information regarding related party transactions.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The financial statements listed in the index at page 10 of this Annual Report are filed as part of this Annual Report.

(b) Exhibits. The following documents are filed as part of this Report:

    3 Amended and Restated Agreement of Limited Partnership, included in Post-Effective Amendment #3 dated February 16, 1993, and as Exhibit A of the Prospectus dated December 13, 1991, as amended, is incorporated herein by reference thereto.

    27 Financial Data Schedule

    28 Prospectus, to Form S-11 Registration Statement, File No. 33-42245, as filed with Securities and Exchange Commission on December 13, 1991, as supplemented to date, is incorporated herein by reference thereto.

(c) Financial Statement Schedules:

    All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(d) Reports on Form 8-K:

    None

No Annual Report or proxy material for the year 1996 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INLAND CAPITAL FUND, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 24, 1997



                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: March 24, 1997



                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 24, 1997



                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 24, 1997



                            By:   Robert H. Baum
                                  Director
                            Date: March 24, 1997