Form 10-Q
period 1997-03-31
INLAND CAPITAL FUND L P
filed 1997-05-15
CIK 878278

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997

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

                     March 31, 1997 and December 31, 1996
                                  (unaudited)

                                    Assets
                                    ------

                                                       1997          1996
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   823,195       581,693
  Investments in marketable securities (Note 1)...     339,800     1,077,802
  Accrued interest and other receivables..........      41,766         4,903
  Deposits and other assets.......................       1,153         2,702
                                                   ------------  ------------
Total current assets..............................   1,205,914     1,667,100
                                                   ------------  ------------
Investment properties and improvements
  (including acquisition fees paid to Affiliates
  of $1,418,902) (Notes 3 and 4)..................  27,804,284    27,714,600
                                                   ------------  ------------
Total assets...................................... $29,010,198    29,381,700
                                                   ============  ============





























                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 1997 and December 31, 1996
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1997          1996
Current liabilities:                                   ----          ----
  Accounts payable................................ $    38,120       474,058
  Accrued real estate taxes.......................      91,516        73,031
  Due to Affiliates (Note 2)......................      80,979         6,451
  Unearned income.................................      22,360        30,528
                                                   ------------  ------------
Total current liabilities.........................     232,975       584,068
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      12,886        13,040
                                                   ------------  ------------
                                                        13,386        13,540
  Limited Partners:                                ------------  ------------
    Units of $1,000.  Authorized 60,000 Units,
      32,372.11 and 32,377.11 Units outstanding
      at March 31, 1997 and December 31, 1996,
      respectively (net of offering costs of
      $4,466,765, of which $3,488,574 was paid
      to Affiliates)..............................  27,905,843    27,910,743
    Cumulative cash distributions.................    (646,629)     (646,474)
    Cumulative net income.........................   1,504,623     1,519,823
                                                   ------------  ------------
                                                    28,763,837    28,784,092
                                                   ------------  ------------
Total Partners' capital...........................  28,777,223    28,797,632
                                                   ------------  ------------
Total liabilities and Partners' capital........... $29,010,198    29,381,700
                                                   ============  ============












                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1997 and 1996
                                  (unaudited)



                                                       1997          1996
Income:                                                ----          ----
  Interest income................................. $    15,908        34,255
  Rental income...................................      77,836        67,879
  Other income....................................      28,000          -
                                                   ------------  ------------
                                                       121,744       102,134
Expenses:                                          ------------  ------------
  Professional services to Affiliates.............      13,847         6,321
  Professional services to non-affiliates.........      25,105        24,445
  General and administrative expenses to
    Affiliates....................................       7,883         8,905
  General and administrative expenses to
    non-affiliates................................       5,275         3,840
  Marketing expenses to Affiliates................      32,029        10,572
  Marketing expenses to non-affiliates............      14,034         5,321
  Land operating expenses to Affiliates...........      15,959        15,959
  Land operating expenses to non-affiliates.......      22,966        24,881
  Amortization of deferred organization costs.....        -              729
                                                   ------------  ------------
                                                       137,098       100,973
                                                   ------------  ------------
    Net income (loss)............................. $   (15,354)        1,161
                                                   ============  ============

Net income (loss) allocated to:
  General Partner.................................        (154)           12
  Limited Partners................................     (15,200)        1,149
                                                   ------------  ------------
    Net income (loss)............................. $   (15,354)        1,161
                                                   ============  ============

Net income (loss) allocated to the one
  General Partner Unit............................ $      (154)           12
                                                   ============  ============

Net income (loss) allocated to Limited Partners
  per weighted average Limited Partnership Units
  of 32,375.39 and 32,397.11 for the three months
  ended March 31, 1997 and 1996, respectively..... $      (.47)          .04
                                                   ============  ============




                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1997 and 1996
                                  (unaudited)




                                                       1997          1996
Cash flows from operating activities:                  ----          ----
  Net income (loss)............................... $   (15,354)        1,161
  Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
    Amortization of deferred organization costs...        -              729
    Changes in assets and liabilities:
      Accrued interest and other receivables......     (36,863)          762
      Deposits and other assets...................       1,549         1,279
      Accounts payable............................    (435,938)       10,989
      Accrued real estate taxes...................      18,485        20,848
      Due to Affiliates...........................      74,528        29,522
      Unearned income.............................      (8,168)       25,197
Net cash provided by (used in) operating           ------------  ------------
  activities......................................    (401,761)       90,487
                                                   ------------  ------------
Cash flows from investing activities:
  Sale (purchase) of marketable securities, net...     738,002       250,000
  Additions to investment properties..............     (89,684)     (278,448)
Net cash provided by (used in) investing           ------------  ------------
  activities......................................     648,318       (28,448)
                                                   ------------  ------------
Cash flows from financing activities:
  Repurchase of Limited Partnership Units.........      (4,900)         -
  Distributions paid..............................        (155)         (140)
                                                   ------------  ------------
Net cash used in financing activities.............      (5,055)         (140)
                                                   ------------  ------------
Net increase in cash and cash equivalents.........     241,502        61,899
Cash and cash equivalents at beginning of period..     581,693       708,979
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   823,195       770,878
                                                   ============  ============











                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1997
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units ("Units") pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General
Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of March 31, 1997, the Partnership has repurchased and canceled a total of 27.174 Units for $26,675 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

                                March 31, 1997
                                  (unaudited)


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


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $26,650 and $6,451 were unpaid as of March 31, 1997 and December 31, 1996, respectively.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1997
                                  (unaudited)


The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $15,959 and
$15,959 have been incurred and are included in land operating expenses to Affiliates for the three months ended March 31, 1997 and 1996, respectively, of which $15,959 was unpaid as of March 31, 1997.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $32,029 and $10,572 have been incurred and are included in marketing expenses to Affiliates for the three months ended March 31, 1997 and 1996, respectively, of which $31,922 was unpaid as of March 31, 1997.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project. Such costs of $6,448 have been incurred for the three months ended March 31, 1997 and are included in investment properties, of which $6,448 was unpaid as of March 31, 1997.

                                                       INLAND CAPITAL FUND, L.P.
                                                        (a limited partnership)

                                                     Notes to Financial Statements
                                                              (continued)
(3) Investment Properties
All of the Partnership's investment properties are located in  the collar counties surrounding the Chicago metropolitan area.  The following real property investments are owned by the Partnership as of March 31, 1997:
                                                                                                            Total
                   Gross                           Initial Costs                 Costs                    Remaining     Current
                   Acres    Purchase/ --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)     Date        Costs       Costs        Costs      Acquisition       Sold        3/31/97    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
  1    Kendall   108.8960  07/22/92   $   707,566       57,926      765,492         74,754         -         840,246         -

  2    McHenry   201.0000  11/09/93     2,020,314      122,145    2,142,459      1,174,583      196,473    3,120,569         -
                 (17.742)  08/02/95

  3    Will       34.0474  03/04/94     1,235,830       88,092    1,323,922         16,206         -       1,340,128         -

  4    Will       86.9195  03/30/94     1,778,820      143,817    1,922,637         79,059         -       2,001,696         -

  5    LaSalle   190.9600  04/01/94       532,000       18,145      550,145         61,823         -         611,968         -

  6    DeKalb     59.0800  05/11/94       670,207       58,373      728,580        475,731         -       1,204,311         -

  7    Kendall   200.8210  07/28/94     1,506,158       82,999    1,589,157         19,723         -       1,608,880         -

  8    Kendall   133.0000  08/17/94     1,300,000      106,949    1,406,949          3,392         -       1,410,341         -

  9    LaSalle   335.9600  08/30/94       993,441       79,329    1,072,770        108,115         -       1,180,885         -

  10   Kendall   223.7470  09/16/94     2,693,025      205,660    2,898,685         21,856         -       2,920,541         -

10A(a) Kendall     7.0390  09/16/94       206,975       15,806      222,781          1,327      221,078         -            -
                  (7.0390) 04/21/95

  11   Kane      123.0000  09/26/94     1,353,000       75,551    1,428,551          4,289         -       1,432,840         -

  12   Kendall   110.2530  09/28/94       600,001       51,220      651,221         15,114         -         666,335         -

  13   LaSalle   352.7390  10/06/94     1,032,666       91,117    1,123,783         20,856         -       1,144,639         -

  14   Kendall   134.7760  10/26/94     1,000,000       81,674    1,081,674          4,656         -       1,086,330         -

  15   McHenry   169.5400  10/31/94     2,900,000       79,196    2,979,196         98,679         -       3,077,875         -

  16   McHenry   207.0754  11/30/94     1,760,256      101,388    1,861,644         98,140         -       1,959,784         -

  17   LaSalle   236.4400  12/07/94     1,060,286       74,735    1,135,021            494         -       1,135,515         -

  18   Kendall   386.9900  11/02/95       934,993      126,329    1,061,322             79         -       1,061,401         -
                                      ------------ ------------ ------------ -------------- ------------ ------------ ------------
                                      $24,285,539    1,660,450   25,945,989      2,278,876      417,551   27,804,284         -
                                      ============ ============ ============ ============== ============ ============ ============

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1997
                                  (unaudited)


(3) Investment Properties (continued)

(a) Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold on April 21, 1995.

(b) Reconciliation of real estate owned:
                                                       1997          1996
                                                       ----          ----
  Balance at January 1,........................... $27,714,600    26,130,416
  Additions to investment properties..............      89,684     1,584,184
                                                   ------------  ------------
  Balance at end of period........................ $27,804,284    27,714,600
                                                   ============  ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 1997, the Partnership had farm leases of generally one year in duration, for approximately 2,834 acres of the approximately 3,278 acres owned.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute of "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.


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

The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of March 31, 1997, the Partnership has had two sales transactions through which it has disposed of the building and approximately twenty-five acres of the 3,302 acres originally owned. As of March 31, 1997, cumulative distributions to the Limited Partners have totaled $646,629 (which represents a return of Invested Capital, as defined the Partnership Agreement). Through March 31, 1997, the Partnership has used $2,278,876 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of March 31, 1997, the Partnership owns, in whole or in part, all eighteen of its original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At March 31, 1997, the Partnership had cash, cash equivalents and investments in marketable securities of $1,162,995, of which approximately $165,300 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $997,695 is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

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

Results of Operations

As of March 31, 1997, the Partnership owned eighteen parcels of land consisting of approximately 3,278 acres. Of the 3,278 acres owned, approximately 2,834 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses. The increase in rental income for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, is due to an under-accrual of rental income for the three months ended March 31, 1996. The increase in other income for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, is due primarily to the Partnership receiving a non-refundable deposit on a land sale which did not occur. The decrease in land operating expenses to non-affiliates for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, is due to decreases in real estate taxes and insurance. This decrease was partially offset by an increase in repair and maintenance expenses.

Interest income decreased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due primarily to the Partnership utilizing its working capital reserve to fund pre-development activity on its land parcels.

Professional services to Affiliates increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to an increase in legal services required by the Partnership. This increase was partially offset by a decrease in accounting services required by the Partnership. Professional services to non-affiliates increased for the three months ended March 30, 1997, as compared to the three months ended March 31, 1996, due to increases in outside legal and other professional fees.

General and administrative expenses to Affiliates decreased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to a decrease in investor services expenses. This decrease was partially offset by an increase in data processing expenses. General and administrative expenses to non-affiliates increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to increases in printing and postage expenses. This increase was partially offset by a decrease in the Illinois Replacement Tax paid in 1997.

Marketing expenses to Affiliates increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to increases in expenses relating to marketing and advertising the Partnership's land investments for sale. Marketing expenses to non-affiliates increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to an increase in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.







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



                            INLAND CAPITAL FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 14, 1997


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: May 14, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 14, 1997