Form 10-Q
period 1997-06-30
INLAND CAPITAL FUND L P
filed 1997-08-12
CIK 878278

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended June 30, 1997

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


       2901 Butterfield Road, Oak Brook, Illinois         60523
        (Address of principal executive office)         (Zip Code)


    Registrant's telephone number, including area code:  630-218-8000


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

                      June 30, 1997 and December 31, 1996
                                  (unaudited)

                                    Assets
                                    ------

                                                       1997          1996
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   591,601       581,693
  Investments in marketable securities (Note 1)...     174,800     1,077,802
  Accrued interest and other receivables..........      15,038         4,903
  Other current assets............................       5,716         2,702
                                                   ------------  ------------
Total current assets..............................     787,155     1,667,100

Other assets......................................     104,452          -
Investment properties and improvements, at cost
  (including acquisition fees paid to Affiliates
  of $1,417,664 and $1,418,902 at June 30, 1997
  and December 31, 1996, respectively) (Notes 1,
  3 and 4)........................................  28,110,566    27,714,600
                                                   ------------  ------------
Total assets...................................... $29,002,173    29,381,700
                                                   ============  ============


























                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1997 and December 31, 1996
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------


                                                       1997          1996
Current liabilities:                                   ----          ----
  Accounts payable................................ $    33,081       474,058
  Accrued real estate taxes.......................      68,028        73,031
  Due to Affiliates (Note 2)......................      16,313         6,451
  Unearned income.................................      22,408        30,528
                                                   ------------  ------------
Total current liabilities.........................     139,830       584,068
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      12,661        13,040
                                                   ------------  ------------
                                                        13,161        13,540
  Limited Partners:                                ------------  ------------
    Units of $1,000.  Authorized 60,000 Units,
    32,372.11 and 32,377.11 Units outstanding
    at June 30, 1997 and December 31, 1996,
    respectively (net of offering costs of
    $4,466,765, of which $3,488,574 was paid
    to Affiliates)................................  27,905,843    27,910,743
    Cumulative cash distributions.................    (646,668)     (646,474)
    Cumulative net income.........................   1,590,007     1,519,823
                                                   ------------  ------------
                                                    28,849,182    28,784,092
                                                   ------------  ------------
Total Partners' capital...........................  28,862,343    28,797,632
                                                   ------------  ------------
Total liabilities and Partners' capital........... $29,002,173    29,381,700
                                                   ============  ============











                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1997 and 1996
                                  (unaudited)


                                        Three months            Six months
                                           ended                  ended
                                          June 30,               June 30,
                                          --------               --------
                                       1997       1996       1997       1996
Income:                                ----       ----       ----       ----
  Sale of investment property (Notes
    1 and 3)....................... $ 129,176       -       129,176       -
  Rental income....................    68,670     73,583    146,506    141,462
  Interest income..................    13,112     32,810     29,020     67,065
  Other income.....................      -          -        28,000       -
                                    ---------- ---------- ---------- ----------
                                      210,958    106,393    332,702    208,527
                                    ---------- ---------- ---------- ----------
Expenses:
  Cost of investment property sold.    21,462       -        21,462       -
  Professional services to
    Affiliates.....................     5,727      6,683     19,574     13,004
  Professional services to
    non-affiliates.................    18,666      1,775     43,771     26,220
  General and administrative
    expenses to Affiliates.........     5,204      6,260     13,087     15,165
  General and administrative
    expenses to non-affiliates.....     4,411      4,761      9,686      8,601
  Marketing expenses to Affiliates.    17,702      2,199     49,731     12,771
  Marketing expenses to
    non-affiliates.................    20,980      4,976     35,014     10,297
  Land operating expenses to
    Affiliates.....................    15,955     15,959     31,914     31,918
  Land operating expenses to
    non-affiliates.................    15,692     12,231     38,658     37,112
  Amortization of deferred
    organization costs.............      -           730       -         1,459
                                    ---------- ---------- ---------- ----------
                                      125,799     55,574    262,897    156,547
                                    ---------- ---------- ---------- ----------
Net income......................... $  85,159     50,819     69,805     51,980
                                    ========== ========== ========== ==========








                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

           For the three and six months ended June 30, 1997 and 1996
                                  (unaudited)


                                        Three months            Six months
                                           ended                  ended
                                          June 30,               June 30,
                                          --------               --------
                                       1997       1996       1997       1996
Net income allocated to:               ----       ----       ----       ----
  General Partner.................. $    (225)       508       (379)       520
  Limited Partners.................    85,384     50,311     70,184     51,460
                                    ---------- ---------- ---------- ----------
Net income......................... $  85,159     50,819     69,805     51,980
                                    ========== ========== ========== ==========

Net income (loss) allocated to the
  one General Partner Unit......... $    (225)       508       (379)       520
                                    ========== ========== ========== ==========

Net income allocated to Limited
  Partners per weighted average
  Limited Partnership Units
  (32,372.11 and 32,397.11 for the
  three months ended June 30, 1997
  and 1996, respectively and
  32,373.74 and 32,397.11 for the
  six months ended June 30, 1997
  and 1996, respectively).......... $    2.64       1.55       2.17       1.59
                                    ========== ========== ========== ==========



















                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

                For the six months ended June 30, 1997 and 1996
                                  (unaudited)




                                                       1997          1996
Cash flows from operating activities:                  ----          ----
  Net income...................................... $    69,805        51,980
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Amortization of deferred organization costs...        -            1,459
    Gain on sale of land..........................    (107,714)         -
    Changes in assets and liabilities:
      Accrued interest and other receivables......     (10,135)       13,834
      Other current assets........................      (3,014)          333
      Accounts payable............................    (440,977)       (2,995)
      Accrued real estate taxes...................      (5,003)       (5,420)
      Due to Affiliates...........................       9,862       (24,921)
      Unearned income.............................      (8,120)       (7,667)
Net cash provided by (used in) operating           ------------  ------------
  activities......................................    (495,296)       26,603
                                                   ------------  ------------
Cash flows from investing activities:
  Sale (purchase) of marketable securities, net...     903,002       500,000
  Additions to investment properties..............    (417,428)     (467,961)
  Other assets....................................    (104,452)         -
  Proceeds from sale of investment properties.....     129,176          -
                                                   ------------  ------------
Net cash provided by investing activities.........     510,298        32,039
                                                   ------------  ------------
Cash flows from financing activities:
  Repurchase of Limited Partnership Units.........      (4,900)         -
  Distributions paid..............................        (194)         (140)
                                                   ------------  ------------
Net cash used in financing activities.............      (5,094)         (140)
                                                   ------------  ------------
Net increase in cash and cash equivalents.........       9,908        58,502
Cash and cash equivalents at beginning of period..     581,693       708,979
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   591,601       767,481
                                                   ============  ============








                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1997
                                  (unaudited)


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

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units ("Units") pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General
Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of June 30, 1997, the Partnership has repurchased and canceled a total of 27.174 Units for $26,675 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

                                 June 30, 1997
                                  (unaudited)


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

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1997
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $358 and $6,451 were unpaid as of June 30, 1997 and December 31, 1996, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $31,914 and
$31,918 have been incurred and are included in land operating expenses to Affiliates for the six months ended June 30, 1997 and 1996, respectively, of which $15,955 were unpaid as of June 30, 1997.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $49,731 and $12,771 have been incurred and are included in marketing expenses to Affiliates for the six months ended June 30, 1997 and 1996, respectively, all of which have been paid.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project. Such costs of $10,085 have been incurred for the six months ended June 30, 1997 and are included in investment properties, all of which have been paid.

                                                       INLAND CAPITAL FUND, L.P.
                                                        (a limited partnership)

                                                     Notes to Financial Statements
                                                              (continued)
(3) Investment Properties

All of the Partnership's investment properties are located in  the collar counties surrounding the Chicago metropolitan area.  The following real property investments are owned by the Partnership as of June 30, 1997:
                                                                                                            Total
                   Gross                           Initial Costs                 Costs                    Remaining     Current
                   Acres    Purchase/ --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)     Date        Costs       Costs        Costs      Acquisition       Sold        6/30/97    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ -----------
  1    Kendall   108.8960  07/22/92   $   707,566       57,926      765,492         75,013         -         840,505        -

  2    McHenry   201.0000  11/09/93     2,020,314      122,145    2,142,459      1,290,023      196,473    3,236,009        -
                 (17.742)  08/02/95

  3    Will       34.0474  03/04/94     1,235,830       88,092    1,323,922         16,378         -       1,340,300        -

  4    Will       86.9195  03/30/94     1,778,820      143,817    1,922,637        196,955       21,462    2,098,130     107,714
                   (.8700) 06/07/97

  5    LaSalle   190.9600  04/01/94       532,000       18,145      550,145         62,719         -         612,864        -

  6    DeKalb     59.0800  05/11/94       670,207       58,373      728,580        477,806         -       1,206,386        -

  7    Kendall   200.8210  07/28/94     1,506,158       82,999    1,589,157         19,871         -       1,609,028        -

  8    Kendall   133.0000  08/17/94     1,300,000      106,949    1,406,949          3,392         -       1,410,341        -

  9    LaSalle   335.9600  08/30/94       993,441       79,329    1,072,770        108,173         -       1,180,943        -

  10   Kendall   223.7470  09/16/94     2,693,025      205,660    2,898,685         21,856         -       2,920,541        -

10A(a) Kendall     7.0390  09/16/94       206,975       15,806      222,781          1,327      221,078         -           -
                  (7.0390) 04/21/95

  11   Kane      123.0000  09/26/94     1,353,000       75,551    1,428,551          4,289         -       1,432,840        -

  12   Kendall   110.2530  09/28/94       600,001       51,220      651,221         30,249         -         681,470        -

  13   LaSalle   352.7390  10/06/94     1,032,666       91,117    1,123,783         20,856         -       1,144,639        -

  14   Kendall   134.7760  10/26/94     1,000,000       81,674    1,081,674          4,656         -       1,086,330        -

  15   McHenry   169.5400  10/31/94     2,900,000       79,196    2,979,196        136,519         -       3,115,715        -

  16   McHenry   207.0754  11/30/94     1,760,256      101,388    1,861,644        135,963         -       1,997,607        -

  17   LaSalle   236.4400  12/07/94     1,060,286       74,735    1,135,021            494         -       1,135,515        -

  18   Kendall   386.9900  11/02/95       934,993      126,329    1,061,322             81         -       1,061,403        -
                                      ------------ ------------ ------------ -------------- ------------ ------------ -----------
                                      $24,285,539    1,660,450   25,945,989      2,606,620      439,013   28,110,566     107,714
                                      ============ ============ ============ ============== ============ ============ ===========

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1997
                                  (unaudited)


(3) Investment Properties (continued)

(a) Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold on April 21, 1995.

(b) Reconciliation of real estate owned:
                                                       1997          1996
                                                       ----          ----
  Balance at January 1,........................... $27,714,600    26,130,416
  Additions during period.........................     417,428     1,584,184
  Sales during period.............................     (21,462)         -
                                                   ------------  ------------
  Balance at end of period........................ $28,110,566    27,714,600
                                                   ============  ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 1997, the Partnership had farm leases of generally one year in duration, for approximately 2,834 acres of the approximately 3,277 acres owned.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the
Federal Private Securities  Litigation  Reform  Act  of  1995.   These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

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

The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of June 30, 1997, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately twenty-five acres of the 3,302 acres originally owned. As of June 30, 1997, cumulative distributions to the Limited Partners have totaled $646,668 (which represents a return of Invested Capital, as defined the Partnership Agreement). Through June 30, 1997, the Partnership has used $2,606,620 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of June 30, 1997, the Partnership owns, in whole or in part, all eighteen of its original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At June 30, 1997, the Partnership had cash, cash equivalents and investments in marketable securities of $766,401, of which approximately $167,700 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $598,701 is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has improvements underway and sites are being marketed to potential buyers. Parcel 4, zoned for a variety of business uses, has improvements underway and sites are being marketed to potential buyers, of which one site consisting of .87 acres was sold to a hotel chain on June 7, 1997. (See Note 3 of the Notes to Financial Statements.) Parcel 6, annexed to the village of DeKalb and zoned for twenty-five large, residential lots, has completed the road into the subdivision and the lots are being marketed to homebuilders and individuals. Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development.

Results of Operations

As of June 30, 1997, the Partnership owned eighteen parcels of land consisting of approximately 3,277 acres. Of the 3,277 acres owned, approximately 2,834 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses. The sale of investment property income and cost of investment property sold for the three and six months ended June 30, 1997 is the result of the sale of .87 acres of Parcel 4 on June 6, 1997. The increase in rental income for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is due to annual increases in lease amounts from tenants. The increase in other income for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is due primarily to the Partnership receiving a non-refundable deposit on a land sale which did not occur. The increase in land operating expenses to non-affiliates for the three months and six ended June 30, 1997, as compared to the three and six months ended June 30, 1996, is due primarily to an increase in real estate taxes. This increase was partially offset by a decrease in repair and maintenance and insurance expenses.

Interest income decreased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due primarily to the Partnership utilizing its working capital reserve to fund pre-development activity on its land parcels.

Professional services to Affiliates increased for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, due to an increase in legal services required by the Partnership. This increase was partially offset by a decrease in accounting services required by the Partnership. Professional services to non-affiliates increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to increases in outside legal, accounting and other professional fees.

General and administrative expenses to Affiliates decreased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to a decrease in investor services expenses. This decrease was partially offset by an increase in data processing expenses. General and administrative expenses to non-affiliates increased for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, due to increases in printing and postage expenses. This increase was partially offset by a decrease in the Illinois Replacement Tax paid in 1997.

Marketing expenses to Affiliates increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to increases in expenses relating to marketing and advertising the Partnership's land investments for sale. Marketing expenses to non-affiliates increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to an increase in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.







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



                            INLAND CAPITAL FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 11, 1997


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 11, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 11, 1997