Form 10-Q
period 1997-09-30
INLAND CAPITAL FUND L P
filed 1997-11-13
CIK 878278

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

             For the Quarterly Period Ended September 30, 1997

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

                   September 30, 1997 and December 31, 1996
                                  (unaudited)

                                    Assets
                                    ------

                                                       1997          1996
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 1,056,403       581,693
  Investments in marketable securities (Note 1)...     174,800     1,077,802
  Accrued interest and other receivables..........      72,699         4,903
  Other current assets............................       4,174         2,702
                                                   ------------  ------------
Total current assets..............................   1,308,076     1,667,100
                                                   ------------  ------------
Other assets......................................     130,856          -
Investment properties and improvements
  (including acquisition fees paid to
  Affiliates of $1,413,765 and $1,418,902 at
  September 30, 1997 and December 31, 1996,
  respectively) (Notes 1, 2 and 3)................  28,080,988    27,714,600
                                                   ------------  ------------
Total assets...................................... $29,519,920    29,381,700
                                                   ============  ============



























                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1997 and December 31, 1996
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------


                                                       1997          1996
Current liabilities:                                   ----          ----
  Accounts payable................................ $     2,484       474,058
  Accrued real estate taxes.......................      54,889        73,031
  Due to Affiliates (Note 2)......................      52,746         6,451
  Unearned income.................................       6,050        30,528
                                                   ------------  ------------
Total current liabilities.........................     116,169       584,068
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      12,707        13,040
                                                   ------------  ------------
                                                        13,207        13,540
  Limited Partners:                                ------------  ------------
    Units of $1,000.  Authorized 60,000 Units,
    32,362.11 and 32,377.11 Units outstanding at
    September 30, 1997 and December 31, 1996,
    respectively (net of offering costs of
    $4,466,765, of which $3,488,574 was paid to
    Affiliates)...................................  27,896,041    27,910,743
    Cumulative cash distributions.................    (646,668)     (646,474)
    Cumulative net income.........................   2,141,171     1,519,823
                                                   ------------  ------------
                                                    29,390,544    28,784,092
                                                   ------------  ------------
Total Partners' capital...........................  29,403,751    28,797,632
                                                   ------------  ------------
Total liabilities and Partners' capital........... $29,519,920    29,381,700
                                                   ============  ============












                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1997 and 1996
                                  (unaudited)


                                        Three months            Nine months
                                           ended                  ended
                                        September 30,          September 30,
                                        -------------          -------------
                                       1997       1996       1997       1996
Income:                                ----       ----       ----       ----
  Sale of investment property
    (Notes 1 and 3)................ $ 650,724       -       779,900       -
  Rental income....................    81,048     74,265    227,554    215,727
  Interest income..................    13,370     28,905     42,390     95,970
  Other income.....................        25        500     28,025        500
                                    ---------- ---------- ---------- ----------
                                      745,167    103,670  1,077,869    312,197
Expenses:                           ---------- ---------- ---------- ----------
  Cost of investment property sold.   104,075       -       125,537       -
  Professional services to
    Affiliates.....................     9,500     10,702     29,074     23,706
  Professional services to
    non-affiliates.................       841        427     44,612     26,647
  General and administrative
    expenses to Affiliates.........     2,815     11,007     15,902     26,172
  General and administrative
    expenses to non-affiliates.....     1,924      2,141     11,610     10,742
  Marketing expenses to Affiliates.    25,313      3,888     75,044     16,659
  Marketing expenses to
    non-affiliates.................     7,444     22,136     42,458     32,433
  Land operating expenses to
    Affiliates.....................    15,924     15,958     47,838     47,876
  Land operating expenses to
    non-affiliates.................    26,121     22,701     64,779     59,813
  Amortization of deferred
    organization costs.............      -           728       -         2,187
                                    ---------- ---------- ---------- ----------
                                      193,957     89,688    456,854    246,235
                                    ---------- ---------- ---------- ----------
Net income......................... $ 551,210     13,982    621,015     65,962
                                    ========== ========== ========== ==========










                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

        For the three and nine months ended September 30, 1997 and 1996
                                  (unaudited)


                                        Three months           Nine months
                                           ended                  ended
                                        September 30,         September 30,
                                        -------------         -------------
                                       1997       1996       1997       1996
Net income (loss) allocated to:        ----       ----       ----       ----
  General Partner.................. $      46        140       (333)       660
  Limited Partners.................   551,164     13,842    621,348     65,302
                                    ---------- ---------- ---------- ----------
Net income......................... $ 551,210     13,982    621,015     65,962
                                    ========== ========== ========== ==========

Net income (loss) allocated to the
  one General Partner Unit......... $      46        140       (333)       660
                                    ========== ========== ========== ==========

Net income allocated to Limited
  Partners per weighted average
  Limited Partnership Units
  (32,372.11 and 32,383.85 for
  the three months ended September
  30, 1997 and 1996, and 32,373.19
  and 32,392.67 for the nine months
  ended September 30, 1997 and
  1996, respectively).............. $   17.02        .43      19.19       2.02
                                    ========== ========== ========== ==========




















                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1997 and 1996
                                  (unaudited)




                                                       1997          1996
Cash flows from operating activities:                  ----          ----
  Net income...................................... $   621,015        65,962
  Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities:
    Amortization of deferred organization costs...        -            2,187
    Gain on sale of investment property...........    (654,363)         -
    Changes in assets and liabilities:
      Accrued interest and other receivables......     (67,796)      (44,288)
      Other current assets........................      (1,472)       (3,006)
      Accounts payable............................    (471,574)        3,032
      Accrued real estate taxes...................     (18,142)      (23,192)
      Due to Affiliates...........................      46,295        36,818
      Unearned income.............................     (24,478)      (23,137)
Net cash provided by (used in) operating           ------------  ------------
  activities......................................    (570,515)       14,376
                                                   ------------  ------------
Cash flows from investing activities:
  Sale (purchase) of marketable securities, net...     903,002     1,000,000
  Additions to investment properties..............    (491,925)     (611,123)
  Other assets....................................    (130,856)         -
  Proceeds from sale of investment properties.....     779,900          -
                                                   ------------  ------------
Net cash provided by investing activities.........   1,060,121       388,877
                                                   ------------  ------------
Cash flows from financing activities:
  Repurchase of Limited Partnership Units.........     (14,702)      (19,600)
  Cash distributions..............................        (194)         (140)
                                                   ------------  ------------
Net cash used in financing activities.............     (14,896)      (19,740)
                                                   ------------  ------------
Net increase in cash and cash equivalents.........     474,710       383,513
Cash and cash equivalents at beginning of period..     581,693       708,979
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,056,403     1,092,492
                                                   ============  ============








                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1997
                                  (unaudited)


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

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units ("Units") pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General
Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of September 30, 1997, the Partnership has repurchased and canceled a total of 37.17 Units for $36,476 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

 .                          INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


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

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity. As of September 30, 1997, the Partnership has not recognized any such impairment.

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

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $11,802 and $6,451 was unpaid as of September 30, 1997 and December 31, 1996, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $47,838 and
$47,876 have been incurred and are included in land operating expenses to Affiliates for the nine months ended September 30, 1997 and 1996, respectively, of which $15,924 was unpaid as of September 30, 1997.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $75,044 and $16,659 have been incurred and are included in marketing expenses to Affiliates for the nine months ended September 30, 1997 and 1996, respectively, of which $25,020 was unpaid as of September 30, 1997.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project. Such costs are included in investment properties, all of which have been paid.

                                                       INLAND CAPITAL FUND, L.P.
                                                        (a limited partnership)

                                                     Notes to Financial Statements
                                                              (continued)
(3) Investment Properties
All of the Partnership's investment properties are located in  the collar counties surrounding the Chicago metropolitan area.  The following real property investments are owned by the Partnership as of September 30, 1997:
                                                                                                            Total
                   Gross                           Initial Costs                 Costs                    Remaining     Current
                   Acres    Purchase/ --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)     Date        Costs       Costs        Costs      Acquisition       Sold        9/30/97    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
  1    Kendall   108.8960  07/22/92   $   707,566       57,926      765,492         75,485         -         840,977         -

  2    McHenry   201.0000  11/09/93     2,020,314      122,145    2,142,459      1,294,173      251,599    3,185,033       82,117
                 (17.742)  08/02/95
                  (1.929)  09/02/97

  3    Will       34.0474  03/04/94     1,235,830       88,092    1,323,922         16,378         -       1,340,300         -

  4    Will       86.9195  03/30/94     1,778,820      143,817    1,922,637        226,105       70,411    2,078,331      572,246
                   (.8700) 06/07/97
                  (1.4350) 08/12/97

  5    LaSalle   190.9600  04/01/94       532,000       18,145      550,145         62,719         -         612,864         -

  6    DeKalb     59.0800  05/11/94       670,207       58,373      728,580        477,806         -       1,206,386         -

  7    Kendall   200.8210  07/28/94     1,506,158       82,999    1,589,157         20,222         -       1,609,379         -

  8    Kendall   133.0000  08/17/94     1,300,000      106,949    1,406,949          3,392         -       1,410,341         -

  9    LaSalle   335.9600  08/30/94       993,441       79,329    1,072,770        108,173         -       1,180,943         -

  10   Kendall   223.7470  09/16/94     2,693,025      205,660    2,898,685         21,856         -       2,920,541         -

10A(a) Kendall     7.0390  09/16/94       206,975       15,806      222,781          1,327      221,078         -            -
                  (7.0390) 04/21/95

  11   Kane      123.0000  09/26/94     1,353,000       75,551    1,428,551          4,289         -       1,432,840         -

  12   Kendall   110.2530  09/28/94       600,001       51,220      651,221         34,969         -         686,190         -

  13   LaSalle   352.7390  10/06/94     1,032,666       91,117    1,123,783         20,856         -       1,144,639         -

  14   Kendall   134.7760  10/26/94     1,000,000       81,674    1,081,674          4,656         -       1,086,330         -

  15   McHenry   169.5400  10/31/94     2,900,000       79,196    2,979,196        155,408         -       3,134,604         -

  16   McHenry   207.0754  11/30/94     1,760,256      101,388    1,861,644        152,730         -       2,014,374         -

  17   LaSalle   236.4400  12/07/94     1,060,286       74,735    1,135,021            494         -       1,135,515         -

  18   Kendall   386.9900  11/02/95       934,993      126,329    1,061,322             79         -       1,061,401         -
                                      ------------ ------------ ------------ -------------- ------------ ------------ ------------
                                      $24,285,539    1,660,450   25,945,989      2,681,117      543,088   28,080,988      654,363
                                      ============ ============ ============ ============== ============ ============ ============

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


(3) Investment Properties (continued)

(a) Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold on April 21, 1995.

(b) Reconciliation of real estate owned:
                                                       1997          1996
                                                       ----          ----
  Balance at January 1,........................... $27,714,600    26,130,416
  Additions during period.........................     491,925     1,584,184
  Sales during period.............................    (125,537)         -
                                                   ------------  ------------
  Balance at end of period........................ $28,080,988    27,714,600
                                                   ============  ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 1997, the Partnership had farm leases of generally one year in duration, for approximately 2,834 acres of the approximately 3,273 acres owned.

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

The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of September 30, 1997, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately twenty-nine acres of the 3,302 acres originally owned. As of September 30, 1997, cumulative distributions to the Limited Partners have totaled $646,668 (which represents a return of Invested Capital, as defined the Partnership Agreement). Through September 30, 1997, the Partnership has used $2,681,117 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of September 30, 1997, the Partnership owns, in whole or in part, all eighteen of its original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At September 30, 1997, the Partnership had cash, cash equivalents and investments in marketable securities of $1,231,203 of which approximately $160,300 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $1,070,903 is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has improvements underway and sites are being marketed to potential buyers, of which two of the 190 lots were sold on September 2, 1997. Parcel 4, zoned for a variety of business uses, has improvements underway and sites are being marketed to potential buyers, of which one site consisting of .87 acres was sold to a hotel chain on June 7, 1997 and another site consisting of 1.435 acres was sold to a combination gas station/convenient store on August 12, 1997. (See Note 3 of the Notes to Financial Statements.) Parcel 6, annexed to the village of DeKalb and zoned for twenty-five large, residential lots, has completed the road into the subdivision and the lots are being marketed to homebuilders and individuals. Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development.

Results of Operations

As of September 30, 1997, the Partnership owned eighteen parcels of land consisting of approximately 3,273 acres. Of the 3,273 acres owned, approximately 2,834 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses. The sale of investment property income and cost of investment property sold for the three and nine months ended September 30, 1997 is the result of the sale of .87 acres of Parcel 4 on June 6, 1997, the sale of 1.435 acres of Parcel 4 on August 12, 1997 and the sale of 1.929 acres of Parcel 2 on September 2, 1997. The increase in rental income for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, is due to annual increases in lease amounts from tenants. The increase in land operating expenses to non-affiliates for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, is due primarily to an increase in real estate taxes. This increase was partially offset by a decrease in insurance expenses.

Interest income decreased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due primarily to the Partnership utilizing its working capital reserve to fund pre-development activity on its land parcels.

The increase in other income for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is due primarily to the Partnership receiving a non-refundable deposit on a land sale which did not occur.

Professional services to Affiliates increased for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, due to an increase in legal services required by the Partnership. This increase was partially offset by a decrease in accounting services required by the Partnership. Professional services to non-affiliates increased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to increases in outside legal, accounting and other professional fees.

General and administrative expenses to Affiliates decreased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to a decrease in investor services, postage and data processing expenses. General and administrative expenses to non-affiliates increased for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, due to an increase in printing expense. This increase was partially offset by a decrease in the Illinois Replacement Tax paid in 1997.

Marketing expenses to Affiliates increased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to increases in expenses relating to marketing and advertising the Partnership's land investments for sale. Marketing expenses to non-affiliates increased for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, due to an increase in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.







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



                            INLAND CAPITAL FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1997


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: November 12, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1997