Form 10-K
period 1997-12-31
INLAND CAPITAL FUND L P
filed 1998-03-26
CIK 878278

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1997

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

                                    PART I

Item 1. Business

The Registrant, InLand Capital Fund, L.P. (the "Partnership"), is a limited partnership formed on June 21, 1991 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in multiple parcels of land on an all-cash basis. The Partnership intends to engage in a number of preliminary development activities with the objective of maximizing the resale value of the land parcels. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units ("Units") at $1,000 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 1997, the Partnership has repurchased a total of 47.17 Units for $45,967 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

The Partnership is engaged in the business of real estate investment. A presentation of information about industry segments would not be material to an understanding of the Partnership's business taken as a whole.

The  Partnership  acquired  fee  ownership   of  the  following  real  property
investments:

                                         Gross Acres         Purchase/Sales
       Parcel & Location                Purchased/Sold            Date
-----------------------------------  ------------------    ----------------
Parcel 1, Kendall County, Illinois         108.8960             07/22/92

Parcel 2, McHenry County, Illinois         201.0000             11/09/93
                                           (17.7420        sold 08/02/95)
                                            (8.6806        sold Var 1997)

Parcel 3, Will County, Illinois             34.0474             03/04/94

Parcel 4, Will County, Illinois             86.9195             03/30/94
                                            (2.3050        sold Var 1997)

Parcel 5, LaSalle County, Illinois         190.9600             04/01/94

Parcel 6, DeKalb County, Illinois           59.0800             05/11/94

Parcel 7, Kendall County, Illinois         200.8210             07/28/94

Parcel 8, Kendall County, Illinois         133.0000             08/17/94

Parcel 9, LaSalle County, Illinois         335.9600             08/30/94

                                         Gross Acres         Purchase/Sales
       Parcel & Location                Purchased/Sold            Date
-----------------------------------  ------------------    ----------------
Parcel 10, Kendall County, Illinois        230.7860             09/16/94
                                            (7.0390        sold 04/21/95)

Parcel 11, Kane County, Illinois           123.0000             09/26/94

Parcel 12, Kendall County, Illinois        110.2530             09/28/94

Parcel 13, LaSalle County, Illinois        352.7390             10/06/94

Parcel 14, Kendall County, Illinois        134.7760             10/26/94

Parcel 15, McHenry County, Illinois        169.5400             10/31/94

Parcel 16, McHenry County, Illinois        207.0754             11/30/94

Parcel 17, LaSalle County, Illinois        236.4400             12/07/94

Parcel 18, Kendall County, Illinois        386.9900             11/02/95


Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of the Partnership's real property investments.

The Partnership purchased, primarily on an all-cash basis, eighteen parcels of undeveloped land and one building and is engaged in the rezoning and resale of the parcels. All of the investments were made in the collar counties surrounding the Chicago metropolitan area. The anticipated holding period of the land is approximately two to seven years from the completion of the land portfolio acquisitions. As of December 31, 1997, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately thirty-six acres of the approximately 3,302 acres originally owned.

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

The Partnership had no employees during 1997.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 below and Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made for a description of such terms and transactions.

The Partnership has reviewed its current computer systems and does not anticipate any future problems relating to the year 2000.


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

There were no matters submitted to a vote of security holders during 1997.


                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1997, there were 2,671 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop.

Although the Partnership has established a Unit Repurchase Program, funds for repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on page 61 of the Prospectus of the Partnership dated December 13, 1991, as amended, which is incorporated herein by reference. As of December 31, 1997, the Partnership had approximately $153,000 available for the repurchase of Units.

Item 6. Selected Financial Data


                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

       For the years ended December 31, 1997, 1996, 1995, 1994 and 1993

            (not covered by the Report of Independent Accountants)


                        1997        1996        1995        1994        1993
                        ----        ----        ----        ----        ----
Total assets....... $28,953,356  29,381,700  28,884,088  29,636,310  28,516,330
                    =========== =========== =========== =========== ===========

Total income....... $ 1,717,766     410,743   1,102,930     744,291     563,836
                    =========== =========== =========== =========== ===========

Net income......... $ 1,066,944      94,338     368,124     501,310     470,710
                    =========== =========== =========== =========== ===========
Net income allocated
  to the one General
  Partner Unit..... $       635         943       1,393       5,013       4,707
                    =========== =========== =========== =========== ===========
Net income allocated
  per Limited
  Partnership
  Unit (b)......... $     32.94        2.88       11.32       15.32       20.36
                    =========== =========== =========== =========== ===========

Distributions per
  Limited Partnership
  Unit from sales
  (b)(c):.......... $     30.89         -         19.90         -           -
                    =========== =========== =========== =========== ===========

Weighted average
  Limited Partnership
  Units............   32,368.73   32,388.75   32,397.11   32,397.46   22,891.86
                    =========== =========== =========== =========== ===========

(a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

(b) The net income per Unit, basic and diluted, and distributions per Unit are based upon the weighted average number of Units outstanding.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

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

The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of December 31, 1997, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately thirty-six acres of the 3,302 acres originally owned. As of December 31, 1997, cumulative distributions to the Limited Partners have totaled $1,646,334 (which represents a return of Invested Capital, as defined in the Partnership Agreement). Through December 31, 1997, the Partnership has used $3,100,951 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of December 31, 1997, the Partnership owns, in whole or in part, all eighteen of its original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At December 31, 1997, the Partnership had cash, cash equivalents and investments in marketable securities of $479,252, of which approximately $153,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $326,252 is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has improvements underway and sites are being marketed to potential buyers, of which nine of the 190 lots were sold during 1997. Parcel 4, zoned for a variety of business uses, has improvements underway and sites are being marketed to potential buyers, of which one site consisting of .87 acres was sold to a hotel chain on June 6, 1997 and another site consisting of 1.435 acres was sold to a combination gas station/convenient store on August 12, 1997. (See Note 4 of the Notes to Financial Statements.) Parcel 6, annexed to the village of DeKalb and zoned for twenty-five large, residential lots, has completed the road into the subdivision and the lots are being marketed to homebuilders and individuals. Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development.

Results of Operations

As of December 31, 1997, the Partnership owned eighteen parcels of land consisting of approximately 3,266 acres. Of the 3,266 acres owned, approximately 2,834 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses. The sale of investment property income and cost of investment property sold for the year ended December 31, 1997 is the result of the sale of
 .87 acres of Parcel 4 on June 6, 1997, the sale of 1.435 acres of Parcel 4 on August 12, 1997, the sale of 1.929 acres of Parcel 2 on September 2, 1997 and
the sale of  6.7516  acres  of  Parcel  2  on  November  7,  1997.   The sale of
investment properties income and the cost of investment properties sold recorded for the year ended December 31, 1995 is a result of the sale of the house and outbuildings located on approximately seven acres of Parcel 10 and the sale of
17.742 acres of Parcel 2 on April 21, 1995 and August 2, 1995, respectively.

The increase in rental income for the years ended December 31, 1997 and 1996, as compared to the year ended December 31, 1995, is due to the annual increase in lease amounts from tenants. The increase in land operating expenses to non-affiliates for the year ended December 31, 1997, as compared to the year ended December 31, 1996, is due primarily to an increase in real estate taxes. The decrease in depreciation expense for the years ended December 31, 1997 and 1996, as compared to the year ended December 31, 1995, is due to the sale of the house and outbuildings located on Parcel 10 during April 1995.

Interest income decreased for the years ended December 31, 1997 and 1996, as compared to the year ended December 31, 1995, due primarily to the Partnership utilizing its working capital reserve to fund pre-development activity on its land parcels.

The increase in other income for year ended December 31, 1997, as compared to the years ended December 31, 1997 and 1996, is due primarily to the Partnership receiving a non-refundable deposit on a land sale which did not occur.

Professional services to non-affiliates increased for the years ended December 31, 1997 and 1996, as compared to the year ended December 31, 1995, due to an increase in legal services relative to carrying out the Partnership's business plan.

General and administrative expenses to Affiliates decreased for the year ended December 31, 1997, as compared to the years ended December 31, 1996 and 1995, due to decreases in data processing and investor services expenses.

Marketing expenses to Affiliates decreased for the years ended December 31, 1997 and 1996, as compared to the year ended December 31, 1995, and marketing expenses to non-affiliates increased for the years ended December 31, 1997 and 1996, as compared to the year ended December 31, 1995, due to decreases in expenses relating to marketing and advertising the Partnership's land investments for sale paid to Affiliates and increases in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers paid to non-affiliates.

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

Item 8.  Financial Statements and Supplementary Data




                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)


                                     Index
                                     -----
                                                                          Page
                                                                          ----

Report of Independent Accountants........................................  11

Financial Statements:

  Balance Sheets, December 31, 1997 and 1996.............................  12

  Statements of Operations, for the years ended December 31, 1997,
    1996 and 1995........................................................  14

  Statements of Partners' Capital, for the years ended December
    31, 1997, 1996 and 1995..............................................  16

  Statements of Cash Flows, for the years ended December 31, 1997,
    1996 and 1995........................................................  17

  Notes to Financial Statements..........................................  19




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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InLand Capital Fund, L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                 COOPERS & LYBRAND L.L.P.

Chicago, Illinois
March 5, 1998

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1997 and 1996

                                    Assets
                                    ------

                                                       1997          1996
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   304,452       581,693
  Investments in marketable securities (Note 1)...     174,800     1,077,802
  Accrued interest and other receivables..........       1,018         4,903
  Other current assets............................       2,632         2,702
                                                   ------------  ------------
Total current assets..............................     482,902     1,667,100
                                                   ------------  ------------
Other assets......................................     169,139          -
Investment properties and improvements (including
  acquisition fees paid to Affiliates of $1,409,967
  and $1,418,902 at December 31, 1997 and 1996,
  respectively) (Notes 3 and 4)...................  28,301,315    27,714,600
                                                   ------------  ------------
Total assets...................................... $28,953,356    29,381,700
                                                   ============  ============




























                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1997 and 1996



                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1997          1996
Current liabilities:                                   ----          ----
  Accounts payable................................ $     8,590       474,058
  Accrued real estate taxes.......................      73,097        73,031
  Due to Affiliates (Note 3)......................      10,343         6,451
  Unearned income.................................      20,802        30,528
                                                   ------------  ------------
Total current liabilities.........................     112,832       584,068
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      13,675        13,040
                                                   ------------  ------------
                                                        14,175        13,540
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 60,000 Units,
      32,352.11 and 32,377.11 outstanding at
      December 31, 1997 and 1996, respectively
      (net of offering costs of $4,466,765, of
      which $3,488,574 was paid to Affiliates)....  27,886,551    27,910,743
    Cumulative cash distributions.................  (1,646,334)     (646,474)
    Cumulative net income.........................   2,586,132     1,519,823
                                                   ------------  ------------
                                                    28,826,349    28,784,092
                                                   ------------  ------------
Total Partners' capital...........................  28,840,524    28,797,632
                                                   ------------  ------------
Total liabilities and Partners' capital........... $28,953,356    29,381,700
                                                   ============  ============












                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1997, 1996 and 1995



                                         1997          1996          1995
Income:                                  ----          ----          ----
  Sale of investment properties..... $ 1,328,482          -          646,334
  Rental income.....................     298,616       288,338       244,637
  Interest income...................      57,643       121,660       211,939
  Other income......................      33,025           745            20
                                     ------------  ------------  ------------
                                       1,717,766       410,743     1,102,930
Expenses:                            ------------  ------------  ------------
  Cost of investment properties sold     325,044          -          417,551
  Professional services to
    Affiliates......................      36,820        35,354        36,707
  Professional services to
    non-affiliates..................      45,112        27,016        21,836
  General and administrative
    expenses to Affiliates..........      22,472        30,131        29,887
  General and administrative
    expenses to non-affiliates......      12,558        11,895        13,875
  Marketing expenses to Affiliates..      10,812        26,628        43,619
  Marketing expenses to
    non-affiliates..................      48,084        37,628        20,906
  Land operating expenses to
    Affiliates......................      63,744        63,835        62,226
  Land operating expenses to
    non-affiliates..................      86,176        81,566        83,630
  Depreciation......................        -             -            1,653
  Amortization of deferred
    organization costs..............        -            2,352         2,916
                                     ------------  ------------  ------------
                                         650,822       316,405       734,806
                                     ------------  ------------  ------------
Net income.......................... $ 1,066,944        94,338       368,124
                                     ============  ============  ============













                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

             For the years ended December 31, 1997, 1996 and 1995



                                         1997          1996          1995
                                         ----          ----          ----
Net income allocated to (Note 2):
  General Partner................... $       635           943         1,393
  Limited Partners..................   1,066,309        93,395       366,731
                                     ------------  ------------  ------------
Net income.......................... $ 1,066,944        94,338       368,124
                                     ============  ============  ============

Net income per the one General
  Partner Unit...................... $       635           943         1,393
                                     ============  ============  ============
Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per weighted average
  Limited Partnership Units
  (32,368.73, 32,388.75 and 32,397.11
  for the years ended December 31,
  1997, 1996 and 1995, respectively) $     32.94          2.88         11.32
                                     ============  ============  ============

























                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1997, 1996 and 1995



                                        General       Limited
                                        Partner       Partners       Total
                                     ------------  ------------  ------------
Balance January 1, 1995............. $    11,204    28,988,364    28,999,568


Distributions to Partners ($19.90 per
  weighted average Limited Partnership
  Units of 32,397.11) (Note 2)......        -         (644,658)     (644,658)
Net income..........................       1,393       366,731       368,124
                                     ------------  ------------  ------------
Balance December 31, 1995...........      12,597    28,710,437    28,723,034



Repurchase of Limited Partnership
  Units.............................        -          (19,600)      (19,600)
Foreign Partners' withholding (Note 1)      -             (140)         (140)
Net income..........................         943        93,395        94,338
                                     ------------  ------------  ------------
Balance December 31, 1996...........      13,540    28,784,092    28,797,632


Repurchase of Limited Partnership
  Units.............................        -          (24,192)      (24,192)
Distributions to Partners ($30.89 per
  weighted average Limited Partnership
  Units of 32,368.73) (Note 2)......        -         (999,860)     (999,860)
Net income..........................         635     1,066,309     1,066,944
                                     ------------  ------------  ------------
Balance at December 31, 1997........ $    14,175    28,826,349    28,840,524
                                     ============  ============  ============














                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1997, 1996 and 1995


                                         1997          1996          1995
Cash flows from operating activities:    ----          ----          ----
  Net income........................ $ 1,066,944        94,338       368,124
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Amortization of deferred
     organization costs.............        -            2,352         2,916
    Depreciation....................        -             -            1,653
    Gain on sale of investment
     properties.....................  (1,003,438)         -         (228,783)
    Changes in assets and liabilities:
      Accrued interest and other
       receivables..................       3,885        36,159       (21,571)
      Other current assets..........          70        (1,423)       18,374
      Accounts payable..............    (465,468)        1,256         3,351
      Accrued real estate taxes.....          66        (4,784)       13,581
      Due to Affiliates.............       3,892       (20,080)       23,369
      Unearned income...............      (9,726)        3,097        14,154
Net cash provided by (used in)       ------------  ------------  ------------
  operating activities..............    (403,775)      110,915       195,168
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Purchase of and additions to
    investment properties...........    (911,759)   (1,140,659)   (1,429,731)
  Sale (purchase) of marketable
    securities, net.................     903,002       922,198      (250,000)
  Other assets......................    (169,139)         -             -
  Proceeds from sale of investment
    properties......................   1,328,482          -          646,334
Net cash provided by (used in)       ------------  ------------  ------------
  investing activities..............   1,150,586      (218,461)   (1,033,397)
                                     ------------  ------------  ------------














                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows
                                  (continued)

             For the years ended December 31, 1997, 1996 and 1995


                                         1997          1996          1995
                                         ----          ----          ----
Cash flows from financing activities:
  Repurchase of Limited Partnership
    Units........................... $   (24,192)      (19,600)         -
  Payment of note payable...........        -             -         (530,143)
  Distributions paid................    (999,860)         (140)     (644,658)
                                     ------------  ------------  ------------
Net cash used in financing activities (1,024,052)      (19,740)   (1,174,801)
Net decrease in cash and             ------------  ------------  ------------
  cash equivalents..................    (277,241)     (127,286)   (2,013,030)
Cash and cash equivalents at
  beginning of year.................     581,693       708,979     2,722,009
Cash and cash equivalents at end of  ------------  ------------  ------------
  year.............................. $   304,452       581,693       708,979
                                     ============  ============  ============



Supplemental schedule of noncash
  investing and financing activities:

Prepaid acquisition fees capitalized
  into investment properties........ $      -             -           87,601
                                     ============  ============  ============





















                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1997, 1996 and 1995


(1) Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited
Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 1997, the Partnership has repurchased and canceled a total of 47.17 Units for $45,967 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Such investments consisted of commercial paper with interest rates ranging from 5.65% to 5.80% and aggregating $260,000 at December 31, 1997 issued by LaSalle National Corporation with final maturities ranging from January 2, 1998 to January 5, 1998. Such investments consisted of commercial paper with interest rates ranging from 5.25% to 5.375% and aggregating $560,000 at December 31, 1996 issued by LaSalle National Corporation with final maturities ranging from January 3, 1997 to January 21, 1997.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Investments purchased with an original maturity of three months or more are considered to be investments in marketable securities. Such investment of $174,800 at December 31, 1997 consisted of commercial paper with an interest rate of 5.46% issued by Manufacturers Bank with a final maturity of May 4, 1998. Such investments consisted of commercial paper with interest rates ranging from 4.75% to 5.50% and aggregating $1,077,802 at December 31, 1996 issued by three banks with final maturities ranging from January 14, 1997 to April 30, 1997.

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

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity. As of December 31, 1997, the Partnership has not recognized any such impairment.

Statement of Financial Accounting Standards No. 128 "Earnings per Share" was adopted by the Partnership for the year ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. The Partnership has no dilutive securities.

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
                                       1997                      1996
                             ------------------------- ------------------------
                                GAAP        Tax           GAAP        Tax
                                Basis       Basis         Basis       Basis
                             ----------- ------------- ----------- ------------
Total assets................ $28,953,356   28,953,426  $29,381,700   28,938,175

Partners' capital:
  General Partner...........      14,175       14,175       13,540       13,540
  Limited Partners..........  28,826,349   28,826,421   28,784,092   28,784,092

Net income:
  General Partner...........         635          635          943          943
  Limited Partners..........   1,066,309    1,066,309       93,395       93,395

Net income per Limited
  Partnership Unit, basic
  and diluted...............       32.94        32.94         2.88         2.88

The net income per Limited Partnership Unit is based upon the weighted average number of Units of 32,368.73 and 32,388.75 during 1997 and 1996, respectively.


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

                            INLAND CAPITAL FUND, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $3,822 and $6,451 was unpaid as of December 31, 1997 and 1996, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $63,744, $63,835 and $62,039 have been incurred for the years ended December 31, 1997, 1996 and 1995, respectively, of which $15,738 was unpaid as of December 31, 1995. In addition, an Affiliate of the General Partner performed property maintenance on the Partnership's investment properties and was reimbursed (as set forth in the Partnership Agreement) for direct costs. Such costs of $0, $0 and $187 have been incurred for the years ended December 31, 1997, 1996 and 1995, respectively. Such fees and costs are included in land operating expenses to Affiliates, of which $187 was unpaid as of December 31, 1995.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $10,812, $26,628 and $43,619 have been incurred and are included in marketing expenses to Affiliates for the years ended December 31, 1997, 1996 and 1995, respectively, of which $6,521 and $4,376 was unpaid as of December 31, 1997 and 1995, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project. Such costs of $102,300, $54,653 and $13,257 have been incurred for the years ended December 31, 1997, 1996 and 1995, respectively, and are included in investment properties, all of which has been paid.

                                                       INLAND CAPITAL FUND, L.P.
                                                        (a limited partnership)

                                                     Notes to Financial Statements
                                                              (continued)
(4) Investment Properties
All of the Partnership's investment properties are located in  the collar counties surrounding the Chicago metropolitan area.  The following real property investments are owned by the Partnership as of December 31, 1997:
                                                                                                            Total
                   Gross                           Initial Costs                 Costs       Cumulative   Remaining     Current
                   Acres    Purchase/ --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)     Date        Costs       Costs        Costs      Acquisition       Sold       12/31/97    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ -----------

  1    Kendall   108.8960  07/22/92   $   707,566       57,926      765,492         79,297         -         844,789         -

  2    McHenry   201.0000  11/09/93     2,020,314      122,145    2,142,459      1,556,101      451,106    3,247,454      431,192
                 (17.7420) 08/02/95
                  (1.9290) 09/02/97
                  (6.7516) 11/07/97

  3    Will       34.0474  03/04/94     1,235,830       88,092    1,323,922         28,273         -       1,352,195         -

  4    Will       86.9195  03/30/94     1,778,820      143,817    1,922,637        286,545       70,411    2,138,771      572,246
                   (.8700) 06/07/97
                  (1.4350) 08/12/97

  5    LaSalle   190.9600  04/01/94       532,000       18,145      550,145         65,883         -         616,028         -

  6    DeKalb     59.0800  05/11/94       670,207       58,373      728,580        481,401         -       1,209,981         -

  7    Kendall   200.8210  07/28/94     1,506,158       82,999    1,589,157         22,379         -       1,611,536         -

  8    Kendall   133.0000  08/17/94     1,300,000      106,949    1,406,949          5,573         -       1,412,522         -

  9    LaSalle   335.9600  08/30/94       993,441       79,329    1,072,770        110,717         -       1,183,487         -

  10   Kendall   223.7470  09/16/94     2,693,025      205,660    2,898,685         23,716         -       2,922,401         -

10A(a) Kendall     7.0390  09/16/94       206,975       15,806      222,781          1,327      221,078         -            -
                  (7.0390) 04/21/95

  11   Kane      123.0000  09/26/94     1,353,000       75,551    1,428,551          5,949         -       1,434,500         -

  12   Kendall   110.2530  09/28/94       600,001       51,220      651,221         41,042         -         692,263         -

  13   LaSalle   352.7390  10/06/94     1,032,666       91,117    1,123,783         22,698         -       1,146,481         -

  14   Kendall   134.7760  10/26/94     1,000,000       81,674    1,081,674          5,896         -       1,087,570         -

  15   McHenry   169.5400  10/31/94     2,900,000       79,196    2,979,196        182,631         -       3,161,827         -

  16   McHenry   207.0754  11/30/94     1,760,256      101,388    1,861,644        180,193         -       2,041,837         -

  17   LaSalle   236.4400  12/07/94     1,060,286       74,735    1,135,021            854         -       1,135,875         -

  18   Kendall   386.9900  11/02/95       934,993      126,329    1,061,322            476         -       1,061,798         -
                                      ------------ ------------ ------------ -------------- ------------ ------------ ------------
                                      $24,285,539    1,660,450   25,945,989      3,100,951      742,595   28,301,315    1,003,438
                                      ============ ============ ============ ============== ============ ============ ============

                                                              -24-

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

(b) The aggregate cost of real estate owned at December 31, 1997 for Federal income tax purposes was approximately $28,301,300 (unaudited).

(c) Reconciliation of real estate owned:

                                                 1997          1996
                                                 ----          ----
    Balance at January 1,................... $27,714,600    26,130,416
    Additions during year...................     911,759     1,584,184
                                             ------------  ------------
                                              28,626,359    27,714,600
    Sales during year.......................     325,044          -
                                             ------------  ------------
    Balance at December 31,................. $28,301,315    27,714,600
                                             ============  ============


(5) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 1997, the Partnership had farm leases of generally one year in duration, for approximately 2,834 acres of the approximately 3,266 acres owned.


(6) Note Payable

On January 5, 1995, the Partnership repaid the note, from offering proceeds (at face value), related to the acquisition of Parcel 17 which was purchased by the Partnership on December 7, 1994.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1997.



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

    DANIEL L. GOODWIN (age 54) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

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

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past 7 years. He is an advisor for the Office of Housing
Coordination Services of the State  of  Illinois,  and  a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine, Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of these original students are still employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

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

    ROBERT H. BAUM (age 54) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American
Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage. Currently, he serves as a director of Westbank, and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 54) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, immediately supervises a staff of eight persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

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

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently Chairman of the Board of Westbank in Westchester and Hillside, Illinois.

    ROBERT D. PARKS  (age  54)    is  a  Director  of  The  Inland Group, Inc.,
President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

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

    NORBERT J. TREONIS (age 47) joined The Inland Group, Inc. and its affiliates in 1975 and he is currently Chairman and Chief Executive Officer of The Inland Property Management Group, Inc. and a Director of The Inland Group, Inc. He serves on the Board of Directors of all Inland subsidiaries involved in the property management, acquisitions and maintenance of real estate, including Mid-America Property Management Corporation, and Metropolitan Construction Services, Inc. Mr. Treonis is charged with the responsibility of the overall management and leasing of all apartment units, retail, industrial and commercial properties nationwide.

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

    CATHERINE L. LYNCH (age 39) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 45) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 53) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 40) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 45) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her Bachelor's degree from George
Washington University and her Master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 35) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 40) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

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

The General Partner and its Affiliates may be reimbursed for its expenses or out-of-pocket costs relating to the administration of the Partnership. As of December 31, 1997, such costs were $59,292, of which $3,822 was unpaid.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. For the year ended December 31, 1997, the Partnership incurred and paid $63,744 in Asset Management Fees.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. For the year ended December 31, 1997, such costs were $10,812, of which $6,521 was unpaid.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the year ended December 31, 1997, the Partnership incurred and paid $102,300 of such costs and are included in investment properties.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership as of December 31, 1997:

                                 Amount and Nature
                                  of Beneficial             Percent
      Title of Class                Ownership               of Class
      --------------             -------------------  ------------------
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

(d) Reports on Form 8-K:

    None

No Annual Report or proxy material for the year 1997 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND CAPITAL FUND, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 26, 1998

                                  /s/ Patricia A. Challenger

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: March 26, 1998

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 26, 1998

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 26, 1998

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 26, 1998