Form 10-Q
period 1998-03-31
INLAND CAPITAL FUND L P
filed 1998-05-15
CIK 878278

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1998

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

                     March 31, 1998 and December 31, 1997
                                  (unaudited)

                                    Assets
                                    ------

                                                       1998          1997
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   245,414       304,452
  Investments in marketable securities (Note 1)...     174,800       174,800
  Accrued interest and other receivables..........      36,632         1,018
  Other current assets............................       1,123         2,632
                                                   ------------  ------------
Total current assets..............................     457,969       482,902
                                                   ------------  ------------
Other assets......................................     166,301       169,139
Investment properties and improvements
  (including acquisition fees paid to Affiliates
  of $1,409,967) (Notes 3 and 4)..................  28,403,929    28,301,315
                                                   ------------  ------------
Total assets...................................... $29,028,199    28,953,356
                                                   ============  ============




























                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 1998 and December 31, 1997
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1998          1997
Current liabilities:                                   ----          ----
  Accounts payable................................ $    25,173         8,590
  Accrued real estate taxes.......................      91,964        73,097
  Due to Affiliates (Note 2)......................      49,076        10,343
  Unearned income.................................      36,883        20,802
                                                   ------------  ------------
Total current liabilities.........................     203,096       112,832
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      13,521        13,675
                                                   ------------  ------------
                                                        14,021        14,175
  Limited Partners:                                ------------  ------------
    Units of $1,000.  Authorized 60,000 Units,
      32,352.11 Units outstanding at March 31, 1998
      and December 31, 1997 (net of offering costs
      of $4,466,765, of which $3,488,574 was paid
      to Affiliates)..............................  27,886,551    27,886,551
    Cumulative cash distributions.................  (1,646,334)   (1,646,334)
    Cumulative net income.........................   2,570,865     2,586,132
                                                   ------------  ------------
                                                    28,811,082    28,826,349
                                                   ------------  ------------
Total Partners' capital...........................  28,825,103    28,840,524
                                                   ------------  ------------
Total liabilities and Partners' capital........... $29,028,199    28,953,356
                                                   ============  ============













                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1998 and 1997
                                  (unaudited)



                                                       1998          1997
Income:                                                ----          ----
  Rental income................................... $    72,508        77,836
  Interest income.................................       6,111        15,908
  Other income....................................        -           28,000
                                                   ------------  ------------
                                                        78,619       121,744
Expenses:                                          ------------  ------------
  Professional services to Affiliates.............       6,341        13,847
  Professional services to non-affiliates.........      21,575        25,105
  General and administrative expenses to
    Affiliates....................................       8,493         7,883
  General and administrative expenses to
    non-affiliates................................       9,269         5,275
  Marketing expenses to Affiliates................       4,463        32,029
  Marketing expenses to non-affiliates............       5,792        14,034
  Land operating expenses to Affiliates...........      15,862        15,959
  Land operating expenses to non-affiliates.......      22,245        22,966
                                                   ------------  ------------
                                                        94,040       137,098
                                                   ------------  ------------
Net loss.......................................... $   (15,421)      (15,354)
                                                   ============  ============

Net loss allocated to:
  General Partner.................................        (154)         (154)
  Limited Partners................................     (15,267)      (15,200)
                                                   ------------  ------------
Net loss.......................................... $   (15,421)      (15,354)
                                                   ============  ============

Net loss allocated to the one General Partner
  Unit............................................ $      (154)         (154)
                                                   ============  ============

Net loss per Unit, basic and diluted,
  allocated to Limited Partners per weighted
  average Limited Partnership Units of 32,352.11
  and 32,375.39 for the three months ended
  March 31, 1998 and 1997, respectively........... $      (.47)         (.47)
                                                   ============  ============




                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1998 and 1997
                                  (unaudited)




                                                       1998          1997
Cash flows from operating activities:                  ----          ----
  Net loss........................................ $   (15,421)      (15,354)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Changes in assets and liabilities:
      Accrued interest and other receivables......     (35,614)      (36,863)
      Other current assets........................       1,509         1,549
      Accounts payable............................      16,583      (435,938)
      Accrued real estate taxes...................      18,867        18,485
      Due to Affiliates...........................      38,733        74,528
      Unearned income.............................      16,081        (8,168)
Net cash provided by (used in) operating           ------------  ------------
  activities......................................      40,738      (401,761)
                                                   ------------  ------------
Cash flows from investing activities:
  Sale (purchase) of marketable securities, net...        -          738,002
  Other assets....................................       2,838          -
  Additions to investment properties..............    (102,614)      (89,684)
Net cash provided by (used in) investing           ------------  ------------
  activities......................................     (99,776)      648,318
                                                   ------------  ------------
Cash flows from financing activities:
  Repurchase of Limited Partnership Units.........        -           (4,900)
  Distributions paid..............................        -             (155)
                                                   ------------  ------------
Net cash used in financing activities.............        -           (5,055)
Net increase (decrease) in cash and cash           ------------  ------------
  equivalents.....................................     (59,038)      241,502
Cash and cash equivalents at beginning of period..     304,452       581,693
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   245,414       823,195
                                                   ============  ============











                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1998
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of March 31, 1998, the Partnership has repurchased and canceled a total of 47.17 Units for $45,967 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

                                March 31, 1998
                                  (unaudited)


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

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity. As of March 31, 1998, the Partnership has not recognized any such impairment.

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

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $14,331 and $3,822 was unpaid as of March 31, 1998 and December 31, 1997, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $15,862 and $15,959 have been incurred and paid and are included in land operating expenses to Affiliates for the three months ended March 31, 1998 and 1997, respectively.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $4,463 and $32,029 have been incurred and are included in marketing expenses to Affiliates for the three months ended March 31, 1998 and 1997, respectively, of which $3,775 and $6,521 was unpaid as of March 31, 1998 and December 31, 1997, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project. Such costs of $15,866 and $6,448 have been incurred for the three months ended March 31, 1998 and 1997, respectively, and are included in investment properties, of which $15,866 was unpaid as of March 31, 1998.

                                                       INLAND CAPITAL FUND, L.P.
                                                        (a limited partnership)

                                                     Notes to Financial Statements
                                                              (continued)
(3) Investment Properties
All of the Partnership's investment properties are located in  the collar counties surrounding the Chicago metropolitan area.  The following real property investments are owned by the Partnership as of March 31, 1998:
                                                                                                            Total
                   Gross                           Initial Costs                 Costs       Cumulative   Remaining     Current
                   Acres    Purchase/ --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)     Date        Costs       Costs        Costs      Acquisition       Sold       3/31/98     Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
  1    Kendall   108.8960  07/22/92   $   707,566       57,926      765,492         79,920         -         845,412         -

  2    McHenry   201.0000  11/09/93     2,020,314      122,145    2,142,459      1,561,388      451,106    3,252,741         -
                 (17.7420) 08/02/95
                  (1.9290) 09/02/97
                  (6.7516) 11/07/97

  3    Will       34.0474  03/04/94     1,235,830       88,092    1,323,922         30,638         -       1,354,560         -

  4    Will       86.9195  03/30/94     1,778,820      143,817    1,922,637        294,179       70,411    2,146,405         -
                   (.8700) 06/07/97
                  (1.4350) 08/12/97

  5    LaSalle   190.9600  04/01/94       532,000       18,145      550,145         66,780         -         616,925         -

  6    DeKalb     59.0800  05/11/94       670,207       58,373      728,580        482,313         -       1,210,893         -

  7    Kendall   200.8210  07/28/94     1,506,158       82,999    1,589,157         23,764         -       1,612,921         -

  8    Kendall   133.0000  08/17/94     1,300,000      106,949    1,406,949          5,573         -       1,412,522         -

  9    LaSalle   335.9600  08/30/94       993,441       79,329    1,072,770        110,806         -       1,183,576         -

  10   Kendall   223.7470  09/16/94     2,693,025      205,660    2,898,685         23,738         -       2,922,423         -

10A(a) Kendall     7.0390  09/16/94       206,975       15,806      222,781          1,327      221,078         -            -
                  (7.0390) 04/21/95

  11   Kane      123.0000  09/26/94     1,353,000       75,551    1,428,551          6,038         -       1,434,589         -

  12   Kendall   110.2530  09/28/94       600,001       51,220      651,221         44,364         -         695,585         -

  13   LaSalle   352.7390  10/06/94     1,032,666       91,117    1,123,783         22,698         -       1,146,481         -

  14   Kendall   134.7760  10/26/94     1,000,000       81,674    1,081,674          5,963         -       1,087,637         -

  15   McHenry   169.5400  10/31/94     2,900,000       79,196    2,979,196        222,648         -       3,201,844         -

  16   McHenry   207.0754  11/30/94     1,760,256      101,388    1,861,644        220,010         -       2,081,654         -

  17   LaSalle   236.4400  12/07/94     1,060,286       74,735    1,135,021            943         -       1,135,964         -

  18   Kendall   386.9900  11/02/95       934,993      126,329    1,061,322            475         -       1,061,797         -
                                      ------------ ------------ ------------ -------------- ------------ ------------ ------------
                                      $24,285,539    1,660,450   25,945,989      3,203,565      742,595   28,403,929         -
                                      ============ ============ ============ ============== ============ ============ ============

                                                               -9-

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


(3) Investment Properties (continued)

(a) Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold on April 21, 1995.

(b) Reconciliation of real estate owned:
                                                       1998          1997
                                                       ----          ----
  Balance at January 1,........................... $28,301,315    27,714,600
  Additions during period.........................     102,614       911,759
                                                   ------------  ------------
                                                    28,403,929    28,626,359
  Sales during period.............................        -          325,044
                                                   ------------  ------------
  Balance at end of period........................ $28,393,929    28,301,315
                                                   ============  ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 1998, the Partnership had farm leases of generally one year in duration, for approximately 2,761 acres of the approximately 3,266 acres owned.

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

The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of March 31, 1998, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately thirty-six acres of the 3,302 acres originally owned. As of March 31, 1998, cumulative distributions to the Limited Partners have totaled $1,646,334 (which represents a return of Invested Capital, as defined the Partnership Agreement). Through March 31, 1998, the Partnership has used $3,203,565 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of March 31, 1998, the Partnership owns, in whole or in part, all eighteen of its original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At March 31, 1998, the Partnership had cash, cash equivalents and investments in marketable securities of $420,214, of which approximately $155,100 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $265,114 is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has one phase of improvements complete and sites are being marketed to potential buyers, of which nine of the 190 lots were sold during 1997. Parcel 4, zoned for a variety of business uses, has improvements underway and sites are being marketed to potential buyers, of which one site consisting of .87 acres was sold to a hotel chain on June 6, 1997 and another site consisting of 1.435 acres was sold to a combination gas station/convenient store on August 12, 1997. (See Note 3 of the Notes to Financial Statements.) Parcel 6, annexed to the village of DeKalb and zoned for twenty-five large, residential lots, has completed the road into the subdivision and the lots are being marketed to homebuilders and individuals. Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development.

Results of Operations

As of March 31, 1998, the Partnership owned eighteen parcels of land consisting of approximately 3,266 acres. Of the 3,266 acres owned, approximately 2,761 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses. The decrease in rental income for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, is the result of a decrease in tillable acres due to land sales and pre-development activity on the Partnership's land investments.

Interest income decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due primarily to the Partnership utilizing its working capital reserve to fund pre-development activity on its land parcels.

The other income recorded for the three months ended March 31, 1997 is primarily the result of the Partnership receiving a non-refundable deposit on a land sale which did not occur.

Professional services to Affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to a decrease in legal services required by the Partnership. Professional services to non-affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to a decrease in legal services. This decrease was partially offset by an increase in accounting fees.

General and administrative expenses to Affiliates increased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due primarily to an increase in investor services expenses. General and administrative expenses to non-affiliates increased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due primarily to increases in the Illinois Replacement tax and travel expenses.

Marketing expenses to Affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to the identification of such costs which are specific to a particular parcel, and accordingly, have been capitalized and are included in investments in land. Marketing expenses to non-affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to a decrease in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Year 2000 Compliance

The Partnership has reviewed its current computer systems and does not anticipate any future problems relating to the year 2000.












                          PART II - Other Information

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



                            INLAND CAPITAL FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 15, 1998


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: May 15, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 15, 1998