Form 10-Q
period 1998-06-30
INLAND CAPITAL FUND L P
filed 1998-08-11
CIK 878278

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1998

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

                      June 30, 1998 and December 31, 1997
                                  (unaudited)

                                    Assets
                                    ------

                                                       1998          1997
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   599,520       304,452
  Investments in marketable securities (Note 1)...        -          174,800
  Accrued interest and other receivables..........      14,793         1,018
  Other current assets............................        -            2,632
                                                   ------------  ------------
Total current assets..............................     614,313       482,902

Other assets......................................     196,506       169,139
Investment properties and improvements, at cost
  (including acquisition fees paid to Affiliates
  of $1,404,942 and $1,409,967 at June 30, 1998
  and December 31, 1997, respectively) (Notes 1,
  3 and 4)........................................  28,308,587    28,301,315
                                                   ------------  ------------
Total assets...................................... $29,119,406    28,953,356
                                                   ============  ============


























                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1998 and December 31, 1997
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------


                                                       1998          1997
Current liabilities:                                   ----          ----
  Accounts payable................................ $    70,270         8,590
  Accrued real estate taxes.......................      92,461        73,097
  Due to Affiliates (Note 2)......................         359        10,343
  Unearned income.................................      15,048        20,802
                                                   ------------  ------------
Total current liabilities.........................     178,138       112,832
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      13,233        13,675
                                                   ------------  ------------
                                                        13,733        14,175
  Limited Partners:                                ------------  ------------
    Units of $1,000.  Authorized 60,000 Units,
    32,352.11 Units outstanding at June 30, 1998
    and December 31, 1997 (net of offering costs
    of $4,466,765, of which $3,488,574 was paid
    to Affiliates)................................  27,886,551    27,886,551
    Cumulative cash distributions.................  (1,646,334)   (1,646,334)
    Cumulative net income.........................   2,687,318     2,586,132
                                                   ------------  ------------
                                                    28,927,535    28,826,349
                                                   ------------  ------------
Total Partners' capital...........................  28,941,268    28,840,524
                                                   ------------  ------------
Total liabilities and Partners' capital........... $29,119,406    28,953,356
                                                   ============  ============












                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1998 and 1997
                                  (unaudited)


                                        Three months            Six months
                                           ended                  ended
                                          June 30,               June 30,
                                          --------
                                       1998       1997       1998       1997
Income:                                ----       ----       ----       ----
  Sale of investment property (Notes
    1 and 3)....................... $ 311,621    129,176    311,621    129,176
  Rental income....................    73,776     68,670    146,284    146,506
  Interest income..................     8,700     13,112     14,811     29,020
  Other income.....................      -          -          -        28,000
                                    ---------- ---------- ---------- ----------
                                      394,097    210,958    472,716    332,702
                                    ---------- ---------- ---------- ----------
Expenses:
  Cost of investment property sold.   166,630     21,462    166,630     21,462
  Professional services to
    Affiliates.....................     6,250      5,727     12,591     19,574
  Professional services to
    non-affiliates.................     1,527     18,666     23,102     43,771
  General and administrative
    expenses to Affiliates.........     2,240      5,204     10,733     13,087
  General and administrative
    expenses to non-affiliates.....     6,043      4,411     15,312      9,686
  Marketing expenses to Affiliates.     8,666     17,702     13,129     49,731
  Marketing expenses to
    non-affiliates.................    18,560     20,980     24,352     35,014
  Land operating expenses to
    Affiliates.....................    15,861     15,955     31,723     31,914
  Land operating expenses to
    non-affiliates.................    52,155     15,692     74,400     38,658
                                    ---------- ---------- ---------- ----------
                                      277,932    125,799    371,972    262,897
                                    ---------- ---------- ---------- ----------
Net income......................... $ 116,165     85,159    100,744     69,805
                                    ========== ========== ========== ==========










                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

           For the three and six months ended June 30, 1998 and 1997
                                  (unaudited)


                                        Three months            Six months
                                           ended                  ended
                                          June 30,               June 30,
                                          --------               --------
                                       1998       1997       1998       1997
Net income allocated to:               ----       ----       ----       ----
  General Partner.................. $    (288)      (225)      (442)      (379)
  Limited Partners.................   116,453     85,384    101,186     70,184
                                    ---------- ---------- ---------- ----------

Net income......................... $ 116,165     85,159    100,744     69,805
                                    ========== ========== ========== ==========

Net loss allocated to the
  one General Partner Unit......... $    (288)      (225)      (442)      (379)
                                    ========== ========== ========== ==========

Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per weighted average
  Limited Partnership Units
  (32,352.11 and 32,372.11 for the
  three months ended June 30, 1998
  and 1997, respectively and
  32,352.11 and 32,373.74 for the
  six months ended June 30, 1998
  and 1997, respectively).......... $    3.60       2.64       3.13       2.17
                                    ========== ========== ========== ==========


















                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

                For the six months ended June 30, 1998 and 1997
                                  (unaudited)




                                                       1998          1997
Cash flows from operating activities:                  ----          ----
  Net income...................................... $   100,744        69,805
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Gain on sale of land..........................    (144,991)     (107,714)
    Changes in assets and liabilities:
      Accrued interest and other receivables......     (13,775)      (10,135)
      Other current assets........................       2,632        (3,014)
      Accounts payable............................      61,680      (440,977)
      Accrued real estate taxes...................      19,364        (5,003)
      Due to Affiliates...........................      (9,984)        9,862
      Unearned income.............................      (5,754)       (8,120)
Net cash provided by (used in) operating           ------------  ------------
  activities......................................       9,916      (495,296)
                                                   ------------  ------------
Cash flows from investing activities:
  Sale (purchase) of marketable securities, net...     174,800       903,002
  Additions to investment properties..............    (173,902)     (417,428)
  Other assets....................................     (27,367)     (104,452)
  Proceeds from sale of investment properties.....     311,621       129,176
                                                   ------------  ------------
Net cash provided by investing activities.........     285,152       510,298
                                                   ------------  ------------
Cash flows from financing activities:
  Repurchase of Limited Partnership Units.........        -           (4,900)
  Distributions paid..............................        -             (194)
                                                   ------------  ------------
Net cash used in financing activities.............        -           (5,094)
                                                   ------------  ------------
Net increase in cash and cash equivalents.........     295,068         9,908
Cash and cash equivalents at beginning of period..     304,452       581,693
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   599,520       591,601
                                                   ============  ============









                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1998
                                  (unaudited)


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

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of June 30, 1998, the Partnership has repurchased and canceled a total of 47.17 Units for $45,967 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

                                 June 30, 1998
                                  (unaudited)


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

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity. As of June 30, 1998, the Partnership has not recognized any such impairment.

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

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $359 and $3,822 was unpaid as of June 30, 1998 and December 31, 1997, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $31,723 and $31,914 have been incurred and paid and are included in land operating expenses to Affiliates for the six months ended June 30, 1998 and 1997, respectively.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $13,129 and $49,731 have been incurred and are included in marketing expenses to Affiliates for the six months ended June 30, 1998 and 1997, respectively, of which $0 and $6,521 was unpaid as of June 30, 1998 and December 31, 1997, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project. Such costs are included in investment properties, all of which have been paid as of June 30, 1998.

                                                       INLAND CAPITAL FUND, L.P.
                                                        (a limited partnership)

                                                     Notes to Financial Statements
                                                              (continued)
(3) Investment Properties
                                                                                                            Total
                   Gross                           Initial Costs                 Costs       Cumulative   Remaining     Current
                   Acres    Purchase/ --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)     Date        Costs       Costs        Costs      Acquisition      Sold        6/30/98     Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
  1    Kendall   108.8960  07/22/92   $   707,566       57,926      765,492         80,036         -         845,528         -

  2    McHenry   201.0000  11/09/93     2,020,314      122,145    2,142,459      1,565,188      509,825    3,197,822       77,589
                 (17.7420) 08/02/95
                  (8.6806) Var 1997
                  (1.9290) Var 1998

  3    Will       34.0474  03/04/94     1,235,830       88,092    1,323,922         34,483         -       1,358,405         -

  4    Will       86.9195  03/30/94     1,778,820      143,817    1,922,637        330,330       70,411    2,182,556         -
                   (.8700) 06/07/97
                  (1.4350) 08/12/97

  5    LaSalle   190.9600  04/01/94       532,000       18,145      550,145         66,804        6,655      610,294       56,765
                  (2.0600) 04/08/98

  6    DeKalb     59.0800  05/11/94       670,207       58,373      728,580        486,869      101,256    1,114,193       10,637
                  (4.9233) Var 1998

  7    Kendall   200.8210  07/28/94     1,506,158       82,999    1,589,157         23,858         -       1,613,015         -

  8    Kendall   133.0000  08/17/94     1,300,000      106,949    1,406,949          5,581         -       1,412,530         -

  9    LaSalle   335.9600  08/30/94       993,441       79,329    1,072,770        110,814         -       1,183,584         -

  10   Kendall   223.7470  09/16/94     2,693,025      205,660    2,898,685         26,176         -       2,924,861         -

10A(a) Kendall     7.0390  09/16/94       206,975       15,806      222,781          1,327      221,078         -            -
                  (7.0390) 04/21/95

  11   Kane      123.0000  09/26/94     1,353,000       75,551    1,428,551          6,087         -       1,434,638         -

  12   Kendall   110.2530  09/28/94       600,001       51,220      651,221         51,777         -         702,998         -

  13   LaSalle   352.7390  10/06/94     1,032,666       91,117    1,123,783         22,723         -       1,146,506         -

  14   Kendall   134.7760  10/26/94     1,000,000       81,674    1,081,674          5,971         -       1,087,645         -

  15   McHenry   169.5400  10/31/94     2,900,000       79,196    2,979,196        228,999         -       3,208,195         -

  16   McHenry   207.0754  11/30/94     1,760,256      101,388    1,861,644        226,345         -       2,087,989         -

  17   LaSalle   236.4400  12/07/94     1,060,286       74,735    1,135,021            984         -       1,136,005         -

  18   Kendall   386.9900  11/02/95       934,993      126,329    1,061,322            501         -       1,061,823         -
                                      ------------ ------------ ------------ -------------- ------------ ------------ ------------
                                      $24,285,539    1,660,450   25,945,989      3,274,853      909,225   28,308,587      144,991
                                      ============ ============ ============ ============== ============ ============ ============

                                                              -10-

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


(3) Investment Properties (continued)

(a) Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold on April 21, 1995.

(b) Reconciliation of real estate owned:

                                                     June 30,    December 31,
                                                       1998          1997
                                                   ------------  ------------
  Balance at January 1,........................... $28,301,315    27,714,600
  Additions during period.........................     173,902       911,759
                                                   ------------  ------------
                                                    28,475,217    28,626,359
  Sales during period.............................     166,630       325,044
                                                   ------------  ------------
  Balance at end of period........................ $28,308,587    28,301,315
                                                   ============  ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 1998, the Partnership had farm leases of generally one year in duration, for approximately 2,761 acres of the approximately 3,257 acres owned.


(5) Subsequent Events

On July 7, 1998, the Partnership sold the remaining acres of Parcel 6 to an unaffiliated third party for $1,125,000. As a result of the sale, the Partnership received a mortgage note receivable of $1,125,000 and recorded a deferred gain on sale of $7,889. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. The mortgage note receivable accrues interest at 9% per annum, requires a principal paydown of $725,000 on September 30, 1998 and has a maturity date of July 7, 2001, at which time all unpaid accrued interest and principal is due.

On July 27, 1998, the Partnership sold approximately ten acres of Parcel 13 to an unaffiliated third party for $100,000. The Partnership received net sales proceeds of $99,650 and recorded a gain on sale of $67,147.

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

The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of June 30, 1998, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately forty-five acres of the 3,302 acres originally owned. As of June 30, 1998, cumulative distributions to the Limited Partners have totaled $1,646,334 (which represents a return of Invested Capital, as defined the Partnership Agreement). Through June 30, 1998, the Partnership has used $3,274,853 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of June 30, 1998, the Partnership owns, in whole or in part, all eighteen of its original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At June 30, 1998, the Partnership had cash, cash equivalents and investments in marketable securities of $599,520, of which approximately $157,200 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $442,320 is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has one phase of improvements complete and sites are being marketed to potential buyers, of which eleven of the 190 lots were sold as of June 30, 1998. (See Note 3 of the Notes to Financial Statements.) Parcel 4, zoned for a variety of business uses, has improvements underway and sites are being marketed to potential buyers, of which one site consisting of .87 acres was sold to a hotel chain on June 6, 1997 and another site consisting of 1.435 acres was sold to a combination gas station/convenient store on August 12, 1997. (See Note 3 of the Notes to Financial Statements.) Parcel 6, annexed to the village of DeKalb and zoned for large, residential lots, has completed the road into the subdivision and the lots are being marketed to homebuilders and individuals, of which two of the twenty-four lots were sold as of June 30, 1998. (See Note 3 of the Notes to Financial Statements.) Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development.

Results of Operations

As of June 30, 1998, the Partnership owned eighteen parcels of land consisting of approximately 3,257 acres. Of the 3,257 acres owned, approximately 2,761 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses.

The sale of investment property income and the cost of investment property sold recorded for the six months ended June 30, 1998 is the result of two additional lots sales at Parcel 2, two lots sales at Parcel 6 and an easement sale on Parcel 5. (See Note 3 of the Notes to Financial Statements.)

Interest income decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due primarily to the Partnership utilizing its working capital reserve to fund pre-development activity on its land parcels.

The other income recorded for the six months ended June 30, 1997 is primarily the result of the Partnership receiving a non-refundable deposit on a land sale which did not occur.

Professional services to Affiliates decreased for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, due primarily to a decrease in legal services required by the Partnership. Professional services to non-affiliates decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to a decrease in legal services. This decrease was partially offset by an increase in accounting fees.

General and administrative expenses to Affiliates decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due primarily to decreases in investor services expenses. General and administrative expenses to non-affiliates increased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due primarily to an increase in the Illinois Replacement tax.

Marketing expenses to Affiliates decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to the identification of such costs which are specific to a particular parcel, and accordingly, have been capitalized and are included in investments in land. Marketing expenses to non-affiliates decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to a decrease in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to non-affiliates increased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to increases in real estate taxes.





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



                            INLAND CAPITAL FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 11, 1998


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 11, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 11, 1998