Form 10-Q
period 1998-09-30
INLAND CAPITAL FUND L P
filed 1998-11-16
CIK 878278

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1998

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

                   September 30, 1998 and December 31, 1997
                                  (unaudited)

                                    Assets
                                    ------

                                                       1998          1997
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 3,522,910       304,452
  Investments in marketable securities (Note 1)...        -          174,800
  Accrued interest and other receivables..........      96,742         1,018
  Current portion of mortgage loans
    receivable (Note 5)...........................     683,366          -
  Other current assets............................       3,816         2,632
                                                   ------------  ------------
Total current assets..............................   4,306,834       482,902
                                                   ------------  ------------
Other assets......................................     116,574       169,139
Mortgage loans receivable, less current
  portion (Note 5)................................     400,000          -
Investment properties and improvements
  (including acquisition fees paid to
  Affiliates of $1,190,773 and $1,409,967 at
  September 30, 1998 and December 31, 1997,
  respectively) (Notes 1, 3 and 4)................  25,013,871    28,301,315
                                                   ------------  ------------
Total assets...................................... $29,837,279    28,953,356
                                                   ============  ============























                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1998 and December 31, 1997
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------


                                                       1998          1997
Current liabilities:                                   ----          ----
  Accounts payable................................ $     3,707         8,590
  Accrued real estate taxes.......................      61,082        73,097
  Due to Affiliates (Note 2)......................      30,084        10,343
  Unearned income.................................       3,748        20,802
                                                   ------------  ------------
Total current liabilities.........................      98,621       112,832
                                                   ------------  ------------
Deferred gain on sale (Note 5)....................       7,597          -

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      13,651        13,675
                                                   ------------  ------------
                                                        14,151        14,175
  Limited Partners:                                ------------  ------------
    Units of $1,000.  Authorized 60,000 Units,
      32,352.11 Units outstanding at September 30,
      1998 and December 31, 1997, respectively
      (net of offering costs of $4,466,765, of
      which $3,488,574 was paid to Affiliates)....  27,886,551    27,886,551
    Cumulative cash distributions.................  (1,646,334)   (1,646,334)
    Cumulative net income.........................   3,476,693     2,586,132
                                                   ------------  ------------
                                                    29,716,910    28,826,349
                                                   ------------  ------------
Total Partners' capital...........................  29,731,061    28,840,524
                                                   ------------  ------------
Total liabilities and Partners' capital........... $29,837,279    28,953,356
                                                   ============  ============











                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1998 and 1997
                                  (unaudited)


                                        Three months            Nine months
                                           ended                  ended
                                        September 30,          September 30,
                                        -------------          -------------
                                       1998       1997       1998        1997
Income:                                ----       ----       ----        ----
  Sale of investment property
    (Notes 1 and 3)................ $4,124,129   650,724  4,435,750    779,900
  Rental income....................     74,450    81,048    220,734    227,554
  Interest income..................     45,938    13,370     60,749     42,390
  Other income.....................       -           25       -        28,025
                                    ---------- ---------- ---------- ----------
                                     4,244,517   745,167  4,717,233  1,077,869
Expenses:                           ---------- ---------- ---------- ----------
  Cost of investment property sold.  3,376,178   104,075  3,542,808    125,537
  Professional services to
    Affiliates.....................     12,197     9,500     24,788     29,074
  Professional services to
    non-affiliates.................        500       841     23,602     44,612
  General and administrative
    expenses to Affiliates.........      2,117     2,815     12,850     15,902
  General and administrative
    expenses to non-affiliates.....      2,333     1,924     17,645     11,610
  Marketing expenses to Affiliates.     12,131    25,313     25,260     75,044
  Marketing expenses to
    non-affiliates.................      7,076     7,444     31,428     42,458
  Land operating expenses to
    Affiliates.....................     15,698    15,924     47,421     47,838
  Land operating expenses to
    non-affiliates.................     26,494    26,121    100,894     64,779
                                    ---------- ---------- ---------- ----------
                                     3,454,724   193,957  3,826,696    456,854
                                    ---------- ---------- ---------- ----------
Net income......................... $  789,793   551,210    890,537    621,015
                                    ========== ========== ========== ==========












                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

        For the three and nine months ended September 30, 1998 and 1997
                                  (unaudited)


                                        Three months            Nine months
                                           ended                  ended
                                        September 30,          September 30,
                                        -------------          -------------
                                       1998       1997       1998        1997
Net income (loss) allocated to:        ----       ----       ----        ----
  General Partner.................. $     418         46        (24)      (333)
  Limited Partners.................   789,375    551,164    890,561    621,348
                                    ---------- ---------- ---------- ----------
Net income......................... $ 789,793    551,210    890,537    621,015
                                    ========== ========== ========== ==========

Net income (loss) allocated to the
  one General Partner Unit......... $     418         46        (24)      (333)
                                    ========== ========== ========== ==========

Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per weighted average
  Limited Partnership Units
  (32,352.11 and 32,372.11 for
  the three months ended September
  30, 1998 and 1997, and 32,352.11
  and 32,373.19 for the nine months
  ended September 30, 1998 and
  1997, respectively).............. $   24.40      17.02      27.53      19.19
                                    ========== ========== ========== ==========



















                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1998 and 1997
                                  (unaudited)

                                                       1998          1997
Cash flows from operating activities:                  ----          ----
  Net income...................................... $   890,537       621,015
  Adjustments to reconcile net income to net
      cash used in operating activities:
    Gain on sale of land..........................    (892,942)     (654,363)
    Changes in assets and liabilities:
      Accrued interest and other receivables......     (95,724)      (67,796)
      Other current assets........................      (1,184)       (1,472)
      Accounts payable............................      (4,883)     (471,574)
      Accrued real estate taxes...................     (12,015)      (18,142)
      Due to Affiliates...........................      19,741        46,295
      Unearned income.............................     (17,054)      (24,478)
      Deferred gain on sale.......................        (292)         -
                                                   ------------  ------------
Net cash used in operating activities.............    (113,816)     (570,515)
                                                   ------------  ------------
Cash flows from investing activities:
  Sale (purchase) of marketable securities, net...     174,800       903,002
  Additions to investment properties..............    (255,364)     (491,925)
  Principal payments collected on mortgage loans
    receivable....................................      41,634          -
  Other assets....................................      52,565      (130,856)
  Proceeds from sale of investment properties.....   3,318,639       779,900
                                                   ------------  ------------
Net cash provided by investing activities.........   3,332,274     1,060,121
                                                   ------------  ------------
Cash flows from financing activities:
  Repurchase of Limited Partnership Units.........        -          (14,702)
  Distributions paid..............................        -             (194)
                                                   ------------  ------------
Net cash used in financing activities.............        -          (14,896)
                                                   ------------  ------------
Net increase in cash and cash equivalents.........   3,218,458       474,710
Cash and cash equivalents at beginning of period..     304,452       581,693
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 3,522,910     1,056,403
                                                   ============  ============

Supplemental schedule of non-cash investing activities:
Mortgage loans receivable......................... $(1,125,000)         -
Reduction of investment properties................   3,542,808          -
Deferred gain on sale.............................       7,889          -
Gain on sale of land..............................     892,942          -
                                                   ------------  ------------
Proceeds from sale of investment properties....... $ 3,318,639          -
                                                   ============  ============

                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1998
                                  (unaudited)


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

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of September 30, 1998, the Partnership has repurchased and canceled a total of 47.17 Units for $45,967 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

                              September 30, 1998
                                  (unaudited)


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

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity. As of September 30, 1998, the Partnership has not recognized any such impairment.

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

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $12,614 and $3,822 was unpaid as of September 30, 1998 and December 31, 1997, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $47,421 and $47,838 have been incurred and paid and are included in land operating expenses to Affiliates for the nine months ended September 30, 1998 and 1997, respectively.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $25,260 and $75,044 have been incurred and are included in marketing expenses to Affiliates for the nine months ended September 30, 1998 and 1997, respectively, of which $11,744 and $6,521 was unpaid as of September 30, 1998 and December 31, 1997, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project. Such costs are included in investment properties, of which $5,726 was unpaid as of September 30, 1998.

                                                       INLAND CAPITAL FUND, L.P.
                                                        (a limited partnership)

                                                     Notes to Financial Statements
(3) Investment Properties                                      (continued)
                                                                                                            Total
                   Gross                           Initial Costs                 Costs       Cumulative   Remaining     Current
                   Acres    Purchase/ --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)     Date        Costs       Costs        Costs      Acquisition       Sold       9/30/98     Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
  1    Kendall   108.8960  07/22/92   $   707,566       57,926      765,492         80,217         -         845,709         -

  2    McHenry   201.0000  11/09/93     2,020,314      122,145    2,142,459      1,614,945      509,825    3,247,579       77,589
                 (17.7420) 08/02/95
                  (8.6806) Var 1997
                  (1.9290) Var 1998

  3    Will       34.0474  03/04/94     1,235,830       88,092    1,323,922         34,936         -       1,358,858         -

  4    Will       86.9195  03/30/94     1,778,820      143,817    1,922,637        337,308      124,067    2,135,878      255,274
                  (2.3050) Var 1997
                  (1.5000) 08/13/98

  5    LaSalle   190.9600  04/01/94       532,000       18,145      550,145         62,950        6,655      606,440       56,765
                  (2.0600) 04/08/98

  6    DeKalb     59.0800  05/11/94       670,207       58,373      728,580        486,869    1,215,449         -          10,929
                  (4.9233) Apr 1998
                 (54.1567) 07/23/98

  7    Kendall   200.8210  07/28/94     1,506,158       82,999    1,589,157         23,932         -       1,613,089         -

  8    Kendall   133.0000  08/17/94     1,300,000      106,949    1,406,949          5,598         -       1,412,547         -

  9    LaSalle   335.9600  08/30/94       993,441       79,329    1,072,770        110,830         -       1,183,600         -

  10   Kendall   223.7470  09/16/94     2,693,025      205,660    2,898,685         28,394         -       2,927,079         -

10A(a) Kendall     7.0390  09/16/94       206,975       15,806      222,781          1,327      221,078         -            -
                  (7.0390) 04/21/95

  11   Kane      123.0000  09/26/94     1,353,000       75,551    1,428,551          6,202         -       1,434,753         -

  12   Kendall   110.2530  09/28/94       600,001       51,220      651,221         54,886         -         706,107         -

  13   LaSalle   352.7390  10/06/94     1,032,666       91,117    1,123,783         22,723    1,146,506         -         143,987
                 (10.0000) 07/27/98
                (342.7390) 08/31/98

  14   Kendall   134.7760  10/26/94     1,000,000       81,674    1,081,674          5,971         -       1,087,645         -

  15   McHenry   169.5400  10/31/94     2,900,000       79,196    2,979,196        240,206         -       3,219,402         -

  16   McHenry   207.0754  11/30/94     1,760,256      101,388    1,861,644        237,536         -       2,099,180         -

  17   LaSalle   236.4400  12/07/94     1,060,286       74,735    1,135,021            984         -       1,136,005         -

  18   Kendall   386.9900  11/02/95       934,993      126,329    1,061,322            501    1,061,823         -         348,398
                (386.9900) 08/31/98   ------------ ------------ ------------ -------------- ------------ ------------ ------------
                                      $24,285,539    1,660,450   25,945,989      3,356,315    4,285,403   25,013,871      892,942
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

                              September 30, 1998
                                  (unaudited)


(3) Investment Properties (continued)

(a) Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold on April 21, 1995.

(b) Reconciliation of real estate owned:

                                                   September 30, December 31,
                                                       1998          1997
                                                   ------------- ------------
  Balance at January 1,........................... $28,301,315    27,714,600
  Additions during period.........................     255,364       911,759
                                                   ------------  ------------
                                                    28,556,679    28,626,359
  Sales during period.............................   3,542,808       325,044
                                                   ------------  ------------
  Balance at end of period........................ $25,013,871    28,301,315
                                                   ============  ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 1998, the Partnership had farm leases of generally one year in duration, for approximately 2,381 acres of the approximately 2,462 acres owned.


(5) Mortgage Loans Receivable

As a result of the sale of the remaining acres of Parcel 6 for a sales price of $1,125,000 on July 7, 1998, the Partnership received a mortgage loan receivable of $1,125,000 and recorded a deferred gain on sale of $7,889. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received, of which $292 has been recognized as of September 30, 1998. Of the $1,125,000 mortgage loan receivable received, $725,000 accrues interest at 9% per annum and has a maturity date of November 30, 1998 (extended from September 30, 1998), at which time all principal is due. The remaining $400,000 accrues interest at 9% per annum and has a maturity date of July 7, 2001, at which time all accrued interest, as well as principal, is due. As of September 30, 1998, the remaining mortgage loan receivable balance was $1,083,366 and accrued interest totaled $22,973.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)


(6) Subsequent Events

On October 16, 1998, the Partnership  sold  approximately 1.8 acres of Parcel 4
to an unaffiliated third  party  for  $385,000.    The Partnerhsip received net
sales proceeds of $372,322 and recorded a gain on sale of $305,389.

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

The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of September 30, 1998, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately 840 acres of the 3,302 acres originally owned. As of September 30, 1998, cumulative distributions to the Limited Partners have totaled $1,646,334 (which represents a return of Invested Capital, as defined the Partnership Agreement). Through September 30, 1998, the Partnership has used $3,356,315 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of September 30, 1998, the Partnership owns, in whole or in part, fifteen of its original eighteen parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At September 30, 1998, the Partnership had cash and cash equivalents of $3,522,910 of which approximately $159,300 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $3,363,610 is available to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has one phase of improvements complete and sites are being marketed to potential buyers, of which eleven of the 190 lots were sold as of September 30, 1998. (See Note 3 of the Notes to Financial Statements.) Parcel 4, zoned for a variety of business uses, has improvements underway and sites are being marketed to potential buyers, of which one site consisting of .87 acres was sold to a hotel chain on June 6, 1997, another site consisting of 1.435 acres was sold to a combination gas station/convenient store on August 12, 1997 and a third site consisting of 1.5 acres was sold to a national fast-food chain on August 13, 1998. (See Note 3 of the Notes to Financial Statements.) Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development. The Partnership sold Parcels 13 and 18 and the remaining acres of Parcel 6 to unaffiliated third-parties. (See Note 3 of the Notes to Financial Statements.)

Results of Operations

As of September 30, 1998, the Partnership owned fifteen parcels of land consisting of approximately 2,462 acres. Of the 2,462 acres owned, approximately 2,381 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses. The sale of investment property income and the cost of investment property sold recorded for the nine months ended September 30, 1998 is the result of the sale of Parcels 6, 13 and 18, additional sales at Parcels 2 and 4 and an easement sale on Parcel 5. (See
Note 3 of the Notes to Financial Statements.) Rental income decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to the decrease in tillable acres due to land sales and pre-development activity on the Partnership's land investments. This decrease was partially offset by the annual increase in lease amounts from tenants.

Interest income increased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due primarily as a result of the interest income earned on the mortgage loan receivable the Partnership received from the sale of the remaining acreage of Parcel 6. See Note 5 of the Notes to Financial Statements for further discussion of the terms of the mortgage loan receivable received from this sale.

The other income recorded for the nine months ended September 30, 1997 is primarily the result of the Partnership receiving a non-refundable deposit on a land sale which did not occur.

Professional services to Affiliates decreased for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, due primarily to a decrease in legal services required by the Partnership. Professional services to non-affiliates decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended
September 30, 1997, due to a decrease in legal services. This decrease was partially offset by an increase in accounting fees.

General and administrative expenses to Affiliates decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due primarily to decreases in investor services expenses. General and administrative expenses to non-affiliates increased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due primarily to an increase in the Illinois Replacement tax.

Marketing expenses to Affiliates decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to the identification of such costs which are specific to a particular parcel, and accordingly, have been capitalized and are included in investments in land. Marketing expenses to non-affiliates decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to a decrease in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to non-affiliates increased for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, due to an increase in real estate taxes and maintenance expenses of the Partnership's land investments.



Year 2000 Issues

GENERAL

Many computer operating systems and software applications were designed such that the year 1999 is the maximum date that can be processed accurately. In conducting business, the Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software developed internally and, to a limited extent, by outside software vendors. The Partnership has assessed its vulnerability to the so-called "Year-2000 Issue" with respect to its equipment and computer systems.

STATE OF READINESS

The Partnership has identified the following two areas for "Year-2000" compliance efforts:

Business  Computer  Systems:  The  majority  of  the  Partnership's information technology systems were developed internally and include accounting, lease management, investment portfolio tracking, and tax return preparation. The Partnership has rights to the source code for these applications and employs programmers who are knowledgeable regarding these systems. The process of testing these internal systems to determine year 2000 compliance is nearly complete. The Partnership does not anticipate any material costs relating to its business computer systems regarding year 2000 compliance since the Partnership's critical hardware and software systems use four digits to represent the applicable year. The Partnership does use various computers, so-called "PC's", that may run software that may not use four digits to represent the applicable year. The Partnership is in the process of testing the PC hardware and software to determine year 2000 compliance, but it must be noted that such PC's are incidental to the Partnership's critical systems. The Partnership is considering independent testing of its critical systems.

Tenants and Suppliers: The Partnership is in the process of surveying tenants, suppliers and other parties with whom the Partnership does a significant amount of business to identify the Partnership's potential exposure in the event such parties are not year 2000 compliant in a timely manner. Since this area involves some parties over which the Partnership has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Partnership is working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Partnership's investigations and assessments of possible year 2000 issues are in a preliminary stage, and currently the Partnership is not aware of any material impact on its business, operations or financial condition due to year 2000 non-compliance by any of the Partnership's tenants or suppliers.

YEAR 2000 COSTS

The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $50,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 compliance costs incurred through September 30, 1998 are estimated at approximately $5,000.

YEAR 2000 RISKS

The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its business computer systems would be the inability to access information which could result in the failure to issue financial reports. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its tenants is failure to receive rental income which could result in the Partnership being unable to meet cash requirements for monthly expenses.

CONTINGENCY PLAN

The Partnership is in the process of formulating a contingency plan which will be developed by July of 1999.

                          PART II - Other Information

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

Item 7.  Exhibits and Reports on Form 8-K

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



                            INLAND CAPITAL FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1998


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: November 12, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1998