Form 10-K
period 1998-12-31
INLAND CAPITAL FUND L P
filed 1999-03-26
CIK 878278

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1998

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

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)



                               TABLE OF CONTENTS



                                    Part I                                Page
                                    ------                                ----
  Item  1. Business......................................................   3

  Item  2. Properties....................................................   5

  Item  3. Legal Proceedings.............................................   5

  Item  4. Submission of Matters to a Vote of Security Holders...........   5


                                    Part II
                                    -------
  Item  5. Market for Partnership's Limited Partnership
            Units and Related Security Holder Matters....................   6

  Item  6. Selected Financial Data.......................................   7

  Item  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   8

  Item  8. Financial Statements and Supplementary Data...................  13

  Item  9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................  30


                                   Part III
                                   --------
  Item 10. Directors and Executive Officers of the Registrant............  30

  Item 11. Executive Compensation........................................  36

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management...................................................  37

  Item 13. Certain Relationships and Related Transactions................  37


                                    Part IV
                                    -------
  Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................  38

  SIGNATURES.............................................................  39

                                    PART I

Item 1. Business

The Registrant, InLand Capital Fund, L.P. (the "Partnership"), is a limited partnership formed on June 21, 1991 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in multiple parcels of land on an all-cash basis. The Partnership intends to engage in a number of preliminary development activities with the objective of maximizing the resale value of the land parcels. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units ("Units") at $1,000 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 1998, the Partnership has repurchased a total of 47.17 Units for $45,967 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

The Partnership is engaged in the business of real estate investment. A presentation of information about industry segments would not be material to an understanding of the Partnership's business taken as a whole.

The  Partnership  acquired  fee  ownership   of  the  following  real  property
investments:

                                         Gross Acres         Purchase/Sales
       Parcel & Location                Purchased/Sold            Date
-----------------------------------  --------------------  ------------------
Parcel 1, Kendall County, Illinois         108.8960             07/22/92

Parcel 2, McHenry County, Illinois         201.0000             11/09/93
                                           (17.7420        sold 08/02/95)
                                            (8.6806        sold Var 1997)
                                            (1.9290        sold Var 1998)

Parcel 3, Will County, Illinois             34.0474             03/04/94

Parcel 4, Will County, Illinois             86.9195             03/30/94
                                            (2.3050        sold Var 1997)
                                            (3.3600        sold Var 1998)

Parcel 5, LaSalle County, Illinois         190.9600             04/01/94
                                            (2.0600        sold 04/08/98)

Parcel 6, DeKalb County, Illinois           59.0800             05/11/94
                                            (4.9233        sold Apr 1998)
                                           (54.1567        sold 07/23/98)

                                         Gross Acres         Purchase/Sales
       Parcel & Location                Purchased/Sold            Date
-----------------------------------  --------------------  ------------------
Parcel 7, Kendall County, Illinois         200.8210             07/28/94

Parcel 8, Kendall County, Illinois         133.0000             08/17/94

Parcel 9, LaSalle County, Illinois         335.9600             08/30/94

Parcel 10, Kendall County, Illinois        230.7860             09/16/94
                                            (7.0390        sold 04/21/95)

Parcel 11, Kane County, Illinois           123.0000             09/26/94

Parcel 12, Kendall County, Illinois        110.2530             09/28/94

Parcel 13, LaSalle County, Illinois        352.7390             10/06/94
                                           (10.0000        sold 07/27/98)
                                          (342.7390        sold 08/31/98)

Parcel 14, Kendall County, Illinois        134.7760             10/26/94

Parcel 15, McHenry County, Illinois        169.5400             10/31/94

Parcel 16, McHenry County, Illinois        207.0754             11/30/94

Parcel 17, LaSalle County, Illinois        236.4400             12/07/94

Parcel 18, Kendall County, Illinois        386.9900             11/02/95
                                          (386.9900        sold 08/31/98)


Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of the Partnership's real property investments.

The Partnership purchased, primarily on an all-cash basis, eighteen parcels of undeveloped land and one building and is engaged in the rezoning and resale of the parcels. All of the investments were made in the collar counties surrounding the Chicago metropolitan area. The anticipated holding period of the land is approximately two to seven years from the completion of the land portfolio acquisitions. As of December 31, 1998, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately 842 acres of the approximately 3,302 acres originally owned.

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

The Partnership had no employees during 1998.

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

There were no matters submitted to a vote of security holders during 1998.

                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1998, there were 2,666 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop.

Although the Partnership has established a Unit Repurchase Program, funds for repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on page 61 of the Prospectus of the Partnership dated December 13, 1991, as amended, which is incorporated herein by reference. As of December 31, 1998, the Partnership had approximately $161,000 available for the repurchase of Units.

Item 6. Selected Financial Data

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

       For the years ended December 31, 1998, 1997, 1996, 1995 and 1994

            (not covered by the Report of Independent Accountants)

                        1998        1997        1996        1995        1994
                        ----        ----        ----        ----        ----
Total assets....... $25,966,480  28,953,356  29,381,700  28,884,088  29,636,310
                    =========== =========== =========== =========== ===========

Total income....... $ 5,259,595   1,717,766     410,743   1,102,930     744,291
                    =========== =========== =========== =========== ===========

Net income......... $ 1,207,517   1,066,944      94,338     368,124     501,310
                    =========== =========== =========== =========== ===========
Net income allocated
  to the one General
  Partner Unit..... $        44         635         943       1,393       5,013
                    =========== =========== =========== =========== ===========
Net income allocated
  per Limited
  Partnership
  Unit (b)......... $     37.32       32.94        2.88       11.32       15.32
                    =========== =========== =========== =========== ===========

Distributions per
  Limited Partnership
  Unit from sales
  (b)(c):.......... $    130.39       30.89         -         19.90         -
                    =========== =========== =========== =========== ===========

Weighted average
  Limited Partnership
  Units............   32,352.11   32,368.73   32,388.75   32,397.11   32,397.46
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

The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of December 31, 1998, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately 842 acres of the 3,302 acres originally owned. As of December 31, 1998, cumulative distributions to the Limited Partners have totaled $5,864,621 (which represents a return of Invested Capital, as defined in the Partnership Agreement). Through December 31, 1998, the Partnership has used $3,355,914 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of December 31, 1998, the Partnership owns, in whole or in part, fifteen of its original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At December 31, 1998, the Partnership had cash and cash equivalents of $569,663, of which approximately $161,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $408,663 is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has one phase of improvements complete and sites are being marketed to potential buyers, of which eleven of the 190 lots were sold as of December 31, 1998. (See Note 4 of the Notes to Financial Statements.) Parcel 4, zoned for a variety of business uses, has improvements underway and sites are being marketed to potential buyers, of which one site consisting of .87 acres was sold to a hotel chain on June 6, 1997, another site consisting of 1.435 acres was sold to a combination gas station/convenient store on August 12, 1997, a third site consisting of 1.5 acres was sold to a national fast-food chain on August 13, 1998, and a fourth site consisting of 1.86 acres was sold to a different national fast-food chain on October 16, 1998. (See Note 4 of the Notes to Financial Statements.) Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development. The Partnership sold Parcels 13 and 18 and the remaining acres of Parcel 6 to unaffiliated third-parties. (See Note 4 of the Notes to Financial Statements.)

Results of Operations

As of December 31, 1998, the Partnership owned fifteen parcels of land consisting of approximately 2,460 acres. Of the 2,460 acres owned, approximately 2,084 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses. Income from the sale of investment properties and the cost of investment properties sold for the year ended December 31, 1998 is the result of the sale of Parcels 6, 13 and 18, additional sales at Parcels 2 and 4 and an easement sale on Parcel 5. Income from the sale of investment properties and cost of investment properties sold for the year ended December 31, 1997 is the result of the sale of .87 acres of Parcel 4 on June 6, 1997, the sale of 1.435 acres of Parcel 4 on August 12, 1997, the sale of 1.929 acres of Parcel 2 on September 2, 1997 and the sale of 6.7516 acres of Parcel 2 on November 7, 1997. (See Note 4 of the Notes to Financial Statements.)

Rental income decreased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to the decrease in tillable acres due to land sales and pre-development activity on the Partnership's land investments. This decrease was partially offset by the annual increase in lease amounts from tenants. Rental income increased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to the annual increase in lease amounts from tenants.

Interest income increased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due primarily as a result of the interest income earned on the mortgage loan receivable the Partnership received from the sale of the remaining acreage of Parcel 6. See Note 6 of the Notes to Financial Statements for further discussion of the terms of the mortgage loan receivable received from this sale. Interest income decreased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due primarily to the Partnership utilizing its working capital reserve to fund pre-development activity on its land parcels.

The other income recorded for the year ended December 31, 1998 is the result of the Partnership receiving non-refundable extension fees from the potential buyer of Parcel 3. See Note 7 of the Notes to Financial Statements for further discussion on the sale of Parcel 3. The other income recorded for the year ended December 31, 1997 is the result of the Partnership receiving a non-refundable deposit on a land sale which did not occur.

Professional services to non-affiliates decreased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to a decrease in legal services. This decrease was partially offset by an increase in accounting fees. Professional services to non-affiliates increased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to an increase in legal services.

General and administrative expenses to Affiliates decreased for the years ended December 31, 1998 and 1997, as compared to the year ended December 31, 1996, due to decreases in data processing and investor services expenses. The decrease for the year ended December 31, 1998 was partially offset by an increase in postage expenses. General and administrative expenses to non-affiliates increased for the year ended December 31, 1998, as compared to the years ended December 31, 1997 and 1996, due primarily to an increase in the Illinois Replacement Tax.

Marketing expenses to Affiliates and non-affiliates increased for the year ended December 31, 1998, as compared to the years ended December 31, 1997 and 1996, due to increases in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to Affiliates decreased for the year ended December 31, 1998, as compared to the years ended December 31, 1997 and 1996, due to a decrease in tillable acres due to land sales. Land operating expenses to non-affiliates increased for the year ended December 31, 1998, as compared to the years ended December 31, 1997 and 1996, due to an increase in real estate taxes and maintenance expenses of the Partnership's land investments.

Year 2000 Issues

GENERAL
-------
Many computer operating systems and software applications were designed such that the year 1999 is the maximum date that can be processed accurately. In conducting business, the Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software developed internally and, to a limited extent, by outside software vendors. The Partnership has assessed its vulnerability to the so-called "Year-2000 Issue" with respect to its equipment and computer systems.

STATE OF READINESS
------------------
The  Partnership  has  identified  the   following  two  areas  for  "Year-2000"
compliance efforts:

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

Suppliers and other Parties: The Partnership is in the process of surveying suppliers and other parties with whom the Partnership does a significant amount of business to identify the Partnership's potential exposure in the event such parties are not year 2000 compliant in a timely manner. At this time, the Partnership is not aware of any party that is anticipating a material Year 2000 compliance issue. However, since this area involves some parties over which the Partnership has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Partnership is working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Partnership's investigations and assessments of possible year 2000 issues are in a preliminary stage, and currently the Partnership is not aware of any material impact on its business, operations or financial condition even if one or more parties is not Year 2000 compliant in a timely manner, due to the number and nature of the Partnership's diverse supplier base.

YEAR 2000 RISKS
---------------
The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its business computer systems would be the inability to access information which could result in the failure to issue financial reports.

YEAR 2000 COSTS
---------------
The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $100,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 compliance costs incurred through December 31, 1998 are estimated at approximately $5,000.

CONTINGENCY PLAN
----------------
The Partnership is expects to  be  Year  2000  compliant  in advance of the year
2000. The Partnership will continue to monitor its progress and state of readiness, and is in the process of formulating a contingency plan which the Partnership will be prepared to adopt with respect to areas in which evidence arises that it may not become Year 2000 compliant in sufficient time. With respect to its suppliers and other parties with whom the Partnership conducts business, the Partnership does not yet have sufficient information to identify the types of problems it may encounter in the event these third parties are not Year 2000 compliant. As information is obtained that may indicate such parties may not become Year 2000 compliant in sufficient time, the Partnership is prepared to develop contingency plans, accordingly.



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


Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data




                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)


                                     Index
                                     -----
                                                                          Page
                                                                          ----
Report of Independent Accountants........................................  14

Financial Statements:

  Balance Sheets, December 31, 1998 and 1997.............................  15

  Statements of Operations, for the years ended December 31, 1998,
    1997 and 1996........................................................  17

  Statements of Partners' Capital, for the years ended December
    31, 1998, 1997 and 1996..............................................  19

  Statements of Cash Flows, for the years ended December 31, 1998,
    1997 and 1996........................................................  20

  Notes to Financial Statements..........................................  22




Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS



The Partners of InLand
  Capital Fund, L.P.


In our opinion, the accompanying balance sheets and the related statements of operations, partners' capital and cash flows present fairly, in all material respects, the financial position of Inland Capital Fund, L.P. (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                         PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 15, 1999

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1998 and 1997

                                    Assets
                                    ------

                                                       1998          1997
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   569,663       304,452
  Investments in marketable securities (Note 1)...        -          174,800
  Accrued interest and other receivables..........      44,801         1,018
  Other current assets............................       2,406         2,632
                                                   ------------  ------------
Total current assets..............................     616,870       482,902
                                                   ------------  ------------

Other assets......................................       3,074       169,139
Mortgage loans receivable (Note 6)................     400,000          -
Investment properties and improvements (including
  acquisition fees paid to Affiliates of $1,187,120
  and $1,409,967 at December 31, 1998 and 1997,
  respectively) (Notes 3 and 4)...................  24,946,536    28,301,315
                                                   ------------  ------------
Total assets...................................... $25,966,480    28,953,356
                                                   ============  ============



























                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1998 and 1997



                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1998          1997
Current liabilities:                                   ----          ----
  Accounts payable................................ $    18,124         8,590
  Accrued real estate taxes.......................      80,989        73,097
  Due to Affiliates (Note 3)......................      19,796        10,343
  Unearned income.................................      15,012        20,802
                                                   ------------  ------------
Total current liabilities.........................     133,921       112,832
                                                   ------------  ------------
Deferred gain on sale (Note 6)....................       2,805          -

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      13,719        13,675
                                                   ------------  ------------
                                                        14,219        14,175
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 60,000 Units,
      32,352.11 outstanding at December 31, 1998
      and 1997 (net of offering costs of
      $4,466,765, of which $3,488,574 was paid
      to Affiliates)..............................  27,886,551    27,886,551
    Cumulative cash distributions.................  (5,864,621)   (1,646,334)
    Cumulative net income.........................   3,793,605     2,586,132
                                                   ------------  ------------
                                                    25,815,535    28,826,349
                                                   ------------  ------------
Total Partners' capital...........................  25,829,754    28,840,524
                                                   ------------  ------------
Total liabilities and Partners' capital........... $25,966,480    28,953,356
                                                   ============  ============










                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1998, 1997 and 1996



                                         1998          1997          1996
Income:                                  ----          ----          ----
  Sale of investment properties..... $ 4,812,864     1,328,482          -
  Rental income.....................     273,188       298,616       288,338
  Interest income...................     133,043        57,643       121,660
  Other income......................      40,500        33,025           745
                                     ------------  ------------  ------------
                                       5,259,595     1,717,766       410,743
Expenses:                            ------------  ------------  ------------
  Cost of investment properties sold   3,609,742       325,044          -
  Professional services to
    Affiliates......................      36,583        36,820        35,354
  Professional services to
    non-affiliates..................      24,655        45,112        27,016
  General and administrative
    expenses to Affiliates..........      23,174        22,472        30,131
  General and administrative
    expenses to non-affiliates......      19,139        12,558        11,895
  Marketing expenses to Affiliates..      76,926        10,812        26,628
  Marketing expenses to
    non-affiliates..................      60,702        48,084        37,628
  Land operating expenses to
    Affiliates......................      61,445        63,744        63,835
  Land operating expenses to
    non-affiliates..................     139,712        86,176        81,566
  Amortization of deferred
    organization costs..............        -             -            2,352
                                     ------------  ------------  ------------
                                       4,052,078       650,822       316,405
                                     ------------  ------------  ------------
Net income.......................... $ 1,207,517     1,066,944        94,338
                                     ============  ============  ============














                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

             For the years ended December 31, 1998, 1997 and 1996



                                         1998          1997          1996
                                         ----          ----          ----
Net income allocated to (Note 2):
  General Partner................... $        44           635           943
  Limited Partners..................   1,207,473     1,066,309        93,395
                                     ------------  ------------  ------------
Net income.......................... $ 1,207,517     1,066,944        94,338
                                     ============  ============  ============

Net income per the one General
  Partner Unit...................... $        44           635           943
                                     ============  ============  ============
Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per weighted average
  Limited Partnership Units
  (32,352.11, 32,368.73 and 32,388.75
  for the years ended December 31,
  1998, 1997 and 1996, respectively) $     37.32         32.94          2.88
                                     ============  ============  ============

























                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1998, 1997 and 1996



                                        General       Limited
                                        Partner       Partners       Total
                                     ------------  ------------  ------------
Balance January 1, 1996............. $    12,597    28,710,437    28,723,034


Repurchase of Limited Partnership
  Units.............................        -          (19,600)      (19,600)
Foreign Partners' withholding (Note 1)      -             (140)         (140)
Net income..........................         943        93,395        94,338
                                     ------------  ------------  ------------
Balance December 31, 1996...........      13,540    28,784,092    28,797,632


Repurchase of Limited Partnership
  Units.............................        -          (24,192)      (24,192)
Distributions to Partners ($30.89 per
  weighted average Limited Partnership
  Units of 32,368.73) (Note 2)......        -         (999,860)     (999,860)
Net income..........................         635     1,066,309     1,066,944
                                     ------------  ------------  ------------
Balance at December 31, 1997........      14,175    28,826,349    28,840,524


Distributions to Partners ($130.39 per
  weighted average Limited Partnership
  Units of 32,352.11) (Note 2)......        -       (4,218,287)   (4,218,287)
Net income..........................          44     1,207,473     1,207,517
                                     ------------  ------------  ------------
Balance at December 31, 1998........ $    14,219    25,815,535    25,829,754
                                     ============  ============  ============















                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1998, 1997 and 1996


                                         1998          1997          1996
Cash flows from operating activities:    ----          ----          ----
  Net income........................ $ 1,207,517     1,066,944        94,338
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Amortization of deferred
     organization costs.............        -             -            2,352
    Gain on sale of investment
     properties.....................  (1,203,122)   (1,003,438)         -
    Changes in assets and liabilities:
      Accrued interest and other
       receivables..................     (43,783)        3,885        36,159
      Other current assets..........         226            70        (1,423)
      Accounts payable..............       9,534      (465,468)        1,256
      Accrued real estate taxes.....       7,892            66        (4,784)
      Due to Affiliates.............       9,453         3,892       (20,080)
      Unearned income...............      (5,790)       (9,726)        3,097
      Deferred gain on sale.........      (5,084)         -             -
Net cash provided by (used in)       ------------  ------------  ------------
  operating activities..............     (23,157)     (403,775)      110,915
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Additions to investment properties    (254,963)     (911,759)   (1,140,659)
  Sale (purchase) of marketable
    securities, net.................     174,800       903,002       922,198
  Other assets......................     166,065      (169,139)         -
  Principal payments collected on
    mortgage loans receivable.......     725,000          -             -
  Proceeds from sale of investment
    properties......................   3,695,753     1,328,482          -
Net cash provided by (used in)       ------------  ------------  ------------
  investing activities..............   4,506,655     1,150,586      (218,461)
                                     ------------  ------------  ------------













                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows
                                  (continued)

             For the years ended December 31, 1998, 1997 and 1996


                                         1998          1997          1996
                                         ----          ----          ----
Cash flows from financing activities:
  Repurchase of Limited Partnership
    Units........................... $      -          (24,192)      (19,600)
  Distributions paid................  (4,218,287)     (999,860)         (140)
                                     ------------  ------------  ------------
Net cash used in financing activities (4,218,287) (1,024,052) (19,740) Net increase (decrease) in cash and ------------ ------------ ------------
  cash equivalents..................     265,211      (277,241)     (127,286)
Cash and cash equivalents at
  beginning of year.................     304,452       581,693       708,979
Cash and cash equivalents at end of  ------------  ------------  ------------
  year.............................. $   569,663       304,452       581,693
                                     ============  ============  ============



Supplemental schedule of noncash investing activities:

Mortgage loans receivable........... $(1,125,000)         -             -
Reduction of investment properties..   3,609,742          -             -
Deferred gain on sale...............       7,889          -             -
Gain on sale of land................   1,203,122          -             -
Proceeds from sale of investment     ------------  ------------  ------------
  properties........................ $ 3,695,753          -             -
                                     ============  ============  ============



















                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1998, 1997 and 1996


(1) Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited
Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 1998, the Partnership has repurchased and canceled a total of 47.17 Units for $45,967 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity. As of December 31, 1998, the Partnership has not recognized any such impairment.

Statement of Financial Accounting Standards No. 128 "Earnings per Share" was adopted by the Partnership for the year ended December 31, 1998 and has been applied to all prior earnings periods presented in the financial statements. The Partnership has no dilutive securities.

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
                                       1998                      1997
                             ------------------------  ------------------------
                                GAAP        Tax           GAAP        Tax
                                Basis       Basis         Basis       Basis
                             ----------- ------------  ----------- ------------
Total assets................ $25,966,480   25,966,480  $28,953,356   28,953,426

Partners' capital:
  General Partner...........      14,219       14,219       14,175       14,175
  Limited Partners..........  25,815,535   25,815,604   28,826,349   28,826,421

Net income:
  General Partner...........          44           44          635          635
  Limited Partners..........   1,207,473    1,207,473    1,066,309    1,066,309

Net income per Limited
  Partnership Unit, basic
  and diluted...............       37.32        37.32        32.94        32.94

The net income per Limited Partnership Unit is based upon the weighted average number of Units of 32,352.11 and 32,368.73 during 1998 and 1997, respectively.


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

Any distributions from Net Sales Proceeds at a time when Invested Capital is greater than zero shall be deemed applied first to reduction of such Invested Capital before application to payment of any deficiency in the 15% noncompounded Cumulative Preferred Return.

                            INLAND CAPITAL FUND, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $2,772 and $3,822 was unpaid as of December 31, 1998 and 1997, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $61,445, $63,744 and $63,835 have been incurred for the years ended December 31, 1998, 1997 and 1996, respectively, of which $14,024 was unpaid as of December 31, 1998.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $76,926, $10,812 and $26,628 have been incurred and are included in marketing expenses to Affiliates for the years ended December 31, 1998, 1997 and 1996, respectively, of which $3,000 and $6,521 was unpaid as of December 31, 1998 and 1997, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project. Such costs of $48,939, $102,300 and $54,653 have been incurred for the years ended December 31, 1998, 1997 and 1996, respectively, and are included in investment properties, all of which has been paid.


                                                       INLAND CAPITAL FUND, L.P.
                                                        (a limited partnership)

                                                     Notes to Financial Statements
                                                              (continued)


(4) Investment Properties


                                                                                                            Total
                   Gross                           Initial Costs                 Costs       Cumulative   Remaining     Current
                   Acres    Purchase/ --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)     Date        Costs       Costs        Costs      Acquisition       Sold       12/31/98    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
  1    Kendall   108.8960  07/22/92   $   707,566       57,926      765,492         81,360         -         846,852         -

  2    McHenry   201.0000  11/09/93     2,020,314      122,145    2,142,459      1,626,154      509,825    3,258,788       77,589
                 (17.7420) 08/02/95
                  (8.6806) Var 1997
                  (1.9290) Var 1998

  3    Will       34.0474  03/04/94     1,235,830       88,092    1,323,922         37,857         -       1,361,779         -

  4    Will       86.9195  03/30/94     1,778,820      143,817    1,922,637        284,622      191,001    2,016,258      560,663
                  (2.3050) Var 1997
                  (3.3600) Var 1998

  5    LaSalle   190.9600  04/01/94       532,000       18,145      550,145         63,732        6,655      607,222       56,765
                  (2.0600) 04/08/98

  6    DeKalb     59.0800  05/11/94       670,207       58,373      728,580        486,869    1,215,449         -          15,720
                  (4.9233) Apr 1998
                 (54.1567) 07/23/98

  7    Kendall   200.8210  07/28/94     1,506,158       82,999    1,589,157         24,738         -       1,613,895         -

  8    Kendall   133.0000  08/17/94     1,300,000      106,949    1,406,949          6,996         -       1,413,945         -

  9    LaSalle   335.9600  08/30/94       993,441       79,329    1,072,770        111,937         -       1,184,707         -

  10   Kendall   223.7470  09/16/94     2,693,025      205,660    2,898,685         29,588         -       2,928,273         -

10A(a) Kendall     7.0390  09/16/94       206,975       15,806      222,781          1,327      221,078         -            -
                  (7.0390) 04/21/95

  11   Kane      123.0000  09/26/94     1,353,000       75,551    1,428,551          7,075         -       1,435,626         -

  12   Kendall   110.2530  09/28/94       600,001       51,220      651,221         58,263         -         709,484         -
                                      ------------ ------------ ------------ -------------- ------------ ------------ ------------
  Subtotal                             15,597,338    1,106,011   16,703,349      2,820,518    2,144,008   17,376,829      710,737




                                                              -27-


                                     -27-



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
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)     Date        Costs       Costs        Costs      Acquisition       Sold       12/31/98    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------

  Subtotal                             15,597,338    1,106,011   16,703,349      2,820,518    2,144,008   17,376,829      710,737

  13   LaSalle   352.7390  10/06/94     1,032,666       91,117    1,123,783         22,723    1,146,506         -         143,987
                 (10.0000) 07/27/98
                (342.7390) 08/31/98

  14   Kendall   134.7760  10/26/94     1,000,000       81,674    1,081,674          6,711         -       1,088,385         -

  15   McHenry   169.5400  10/31/94     2,900,000       79,196    2,979,196        252,993         -       3,232,189         -

  16   McHenry   207.0754  11/30/94     1,760,256      101,388    1,861,644        245,860         -       2,107,504         -

  17   LaSalle   236.4400  12/07/94     1,060,286       74,735    1,135,021          6,608         -       1,141,629         -

  18   Kendall   386.9900  11/02/95       934,993      126,329    1,061,322            501    1,061,823         -         348,398
                (386.9900) 08/31/98
                                      ------------ ------------ ------------ -------------- ------------ ------------ ------------
                                      $24,285,539    1,660,450   25,945,989      3,355,914    4,352,337   24,946,536    1,203,122
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

(b) The aggregate cost of real estate owned at December 31, 1998 for Federal income tax purposes was approximately $24,947,000 (unaudited).

(c) Reconciliation of real estate owned:

                                                 1998          1997
                                                 ----          ----
    Balance at January 1,................... $28,301,315    27,714,600
    Additions during year...................     254,963       911,759
                                             ------------  ------------
                                              28,556,278    28,626,359
    Sales during year.......................   3,609,742       325,044
                                             ------------  ------------
    Balance at December 31,................. $24,946,536    28,301,315
                                             ============  ============


(5) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 1998, the Partnership had farm leases of generally one year in duration, for approximately 2,084 acres of the approximately 2,460 acres owned.


(6) Mortgage Loans Receivable

As a result of the sale of the remaining acres of Parcel 6 for a sales price of $1,125,000 on July 7, 1998, the Partnership received a mortgage loan receivable of $1,125,000 and recorded a deferred gain on sale of $7,889. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received, of which $5,084 has been recognized as of December 31, 1998. Of the $1,125,000 mortgage loan receivable received, $725,000 accrued interest at 9% per annum and had a maturity date of November 30, 1998 (extended from September 30, 1998). The remaining $400,000 accrues interest at 9% per annum and has a maturity date of July 7, 2001, at which time all accrued interest, as well as principal, is due. As of December 31, 1998, accrued interest totaled $44,919.


(7) Subsequent Events

On February 4, 1999, the  Partnership  sold  Parcel  3 to an unaffiliated third
party  for  $2,600,000.    The  Partnership  received  net  sales  proceeds  of
$2,594,180 and recorded a gain on sale of $1,232,401.

On February 12, 1999, the Partnership  sold  two additional lots of Parcel 2 to
an unaffiliated third party for  $163,029.   The Partnership received net sales
proceeds of $152,752 and recorded a gain on sale of $91,781.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1998.



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


Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                               Functional Title

  Daniel L. Goodwin....... Chairman and Chief Executive Officer
  Robert H. Baum.......... Executive Vice President-General Counsel
  G. Joseph Cosenza....... Senior Vice President-Acquisitions
  Robert D. Parks......... Senior Vice President-Investments
  Norbert J. Treonis...... Senior Vice President-Property Management
  Brenda G. Gujral........ President and Chief Operating Officer-IREIC
  Catherine L. Lynch...... Treasurer
  Paul J. Wheeler......... Vice President-Personal Financial Services Group
  Roberta S. Matlin....... Assistant Vice President-Investments
  Mark Zalatoris.......... Assistant Vice President-Due Diligence
  Patricia A. Challenger.. Vice President-Asset Management
  Kelly Tucek............. Assistant Vice President-Partnership Accounting
  Venton J. Carlston...... Assistant Controller

    DANIEL L. GOODWIN (age 55) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Investment Corporation.

Mr. Goodwin has been in the housing industry for more than 28 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. Mr. Goodwin has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past six years. He is an advisor for the Office of Housing Coordination Services of the State of Illinois, and a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed Mr. Goodwin as Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the BBF Family Services' Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of these original students are still employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of the Northeastern Illinois University Board of Trustees in January 1996.

In 1988 he received the Outstanding Business Leader Award from the Oak Brook Jaycees and in March 1994, he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored with a dinner sponsored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program when they lost their lease. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1998 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry. The Ray Graham Association for People with Disabilities honored Mr. Goodwin as the 1999 Employer of the Year. For many years, he has been Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth and he served as the recent Chairman of the Speakers Club of the Illinois House of Representatives.

    ROBERT H. BAUM (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American
Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of nine persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

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

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently a Director on the Board of Westbank in Westchester and Hillside, Illinois.

    ROBERT D. PARKS  (age  55)    is  a  Director  of  The  Inland Group, Inc.,
President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

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

    NORBERT J. TREONIS (age 48) joined The Inland Group, Inc. and its affiliates in 1975 and he is currently Chairman and Chief Executive Officer of The Inland Property Management Group, Inc. and a Director of The Inland Group, Inc. He serves on the Board of Directors of all Inland subsidiaries involved in the property management, acquisitions and maintenance of real estate, including Mid-America Property Management Corporation, Metropolitan Construction Services, Inc. and Inland Commercial Property Management, Inc.
Mr. Treonis is charged with the responsibility of the overall management and leasing of all apartment units, retail, industrial and commercial properties nationwide.

Mr. Treonis is a licensed real estate broker. He is a past member of the Board of Directors of American National Bank of DuPage, the Apartment Building Owners and Managers Association, the National Apartment Association and the Chicagoland Apartment Association.

    BRENDA G. GUJRAL (age 56) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC), the parent company of the Advisor. She is also President and Chief Operating Officer of the Dealer-Manager, Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

Mrs. Gujral has overall responsibility for the operations of IREIC, including the distribution of checks to over 50,000 investors, review of periodic communications to those investors, the filing of quarterly and annual reports for Inland's publicly registered investment programs with the Securities and Exchange Commission, compliance with other SEC and NASD securities regulations both for IREIC and ISC, review of asset management activities, and marketing and communications with the independent broker/dealer firms selling Inland's current and prior programs. Mrs. Gujral works with internal and outside legal counsel in structuring and registering the prospectuses for IREIC's investment programs.

Mrs. Gujral has been with  Inland  for  18  years, becoming an officer in 1982.
Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

She is a graduate of California State University. She holds Series 7, 22, 39 and 63 licenses from the NASD and is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the National Association of Female Executives.

    CATHERINE L. LYNCH (age 40) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 46) joined Inland in 1982 and is currently the President of Inland Real Estate Equities, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 54) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. She is a Director of Inland Real Estate Investment Corporation,
Inland Securities Corporation, and Inland Real Estate Advisory Services, Inc. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 41) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 46) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her Bachelor's degree from George
Washington University and her Master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 36) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 41) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

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

The General Partner and its Affiliates may be reimbursed for its expenses or out-of-pocket costs relating to the administration of the Partnership. As of December 31, 1998, such costs were $59,757, of which $2,772 was unpaid.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. For the year ended December 31, 1998, the Partnership incurred $61,445 in Asset Management Fees, of which $14,024 was unpaid.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. For the year ended December 31, 1998, such costs were $76,926, of which $3,000 was unpaid.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the year ended December 31, 1998, the Partnership incurred and paid $48,939 of such costs and are included in investment properties.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership as of December 31, 1998:

                                 Amount and Nature
                                  of Beneficial             Percent
      Title of Class                Ownership               of Class
      --------------             ----------------        --------------
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

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The financial statements listed in the index at page 13 of this Annual Report are filed as part of this Annual Report.

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

(d) Reports on Form 8-K:

    None

No Annual Report or proxy material for the year 1998 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND CAPITAL FUND, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 22, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 22, 1999

                                  /s/ Patricia A. Challenger

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: March 22, 1999

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 22, 1999

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 22, 1999

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 22, 1999