Form 10-Q
period 1999-03-31
INLAND CAPITAL FUND L P
filed 1999-05-13
CIK 878278

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1999

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

                     March 31, 1999 and December 31, 1998
                                  (unaudited)

                                    Assets
                                    ------

                                                       1999          1998
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 3,217,895       569,663
  Accounts and accrued interest receivable
    (Note 5)......................................      60,404        44,801
  Other current assets............................       1,027         2,406
                                                   ------------  ------------
Total current assets..............................   3,279,326       616,870
                                                   ------------  ------------
Other assets......................................      40,330         3,074
Mortgage loan receivable (Note 5).................     400,000       400,000
Investment properties and improvements
  (including acquisition fees paid to Affiliates
  of $1,100,083 and $1,187,120 at March 31, 1999
  and December 31, 1998, respectively)
  (Notes 1 and 3).................................  23,619,627    24,946,536
                                                   ------------  ------------
Total assets...................................... $27,339,283    25,966,480
                                                   ============  ============

























                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 1999 and December 31, 1998
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1999          1998
Current liabilities:                                   ----          ----
  Accounts payable................................ $    21,236        18,124
  Accrued real estate taxes.......................      83,593        80,989
  Due to Affiliates (Note 2)......................      30,396        19,796
  Unearned income.................................      75,817        15,012
                                                   ------------  ------------
Total current liabilities.........................     211,042       133,921
                                                   ------------  ------------
Deferred gain on sale of investment properties
  (Note 5)........................................       2,805         2,805

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      13,434        13,719
                                                   ------------  ------------
                                                        13,934        14,219
  Limited Partners:                                ------------  ------------
    Units of $1,000.  Authorized 60,000 Units,
      32,352.11 Units outstanding (net of offering
      costs of $4,466,765, of which $3,488,574
      was paid to Affiliates).....................  27,886,551    27,886,551
    Cumulative net income.........................   5,089,572     3,793,605
    Cumulative cash distributions.................  (5,864,621)   (5,864,621)
                                                   ------------  ------------
                                                    27,111,502    25,815,535
                                                   ------------  ------------
Total Partners' capital...........................  27,125,436    25,829,754
                                                   ------------  ------------
Total liabilities and Partners' capital........... $27,339,283    25,966,480
                                                   ============  ============











                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1999 and 1998
                                  (unaudited)



                                                       1999          1998
Income:                                                ----          ----
  Sale of investment properties (Notes 1 and 3)... $ 2,746,932          -
  Rental income (Note 4)..........................      56,206        72,508
  Interest income.................................      33,751         6,111
                                                   ------------  ------------
                                                     2,836,889        78,619
Expenses:                                          ------------  ------------
  Cost of investment properties sold..............   1,422,749          -
  Professional services to Affiliates.............      11,748         6,341
  Professional services to non-affiliates.........      22,590        21,575
  General and administrative expenses to
    Affiliates....................................      11,129         8,493
  General and administrative expenses to
    non-affiliates................................       9,988         9,269
  Marketing expenses to Affiliates................       7,607         4,463
  Marketing expenses to non-affiliates............      21,948         5,792
  Land operating expenses to Affiliates...........      12,780        15,862
  Land operating expenses to non-affiliates.......      20,668        22,245
                                                   ------------  ------------
                                                     1,541,207        94,040
                                                   ------------  ------------
Net income (loss)................................. $ 1,295,682       (15,421)
                                                   ============  ============

Net income (loss) allocated to:
  General Partner.................................        (285)         (154)
  Limited Partners................................   1,295,967       (15,267)
                                                   ------------  ------------
Net income (loss)................................. $ 1,295,682       (15,421)
                                                   ============  ============

Net loss allocated to the one General Partner
  Unit............................................ $      (285)         (154)
                                                   ============  ============

Net income (loss) per Unit allocated to Limited
  Partners per weighted average Limited
  Partnership Units of 32,352.11.................. $     40.06          (.47)
                                                   ============  ============





                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1999 and 1998
                                  (unaudited)




                                                       1999          1998
Cash flows from operating activities:                  ----          ----
  Net income (loss)............................... $ 1,295,682       (15,421)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
  Gain on sale of investment properties...........  (1,324,183)         -
  Changes in assets and liabilities:
      Accounts and accrued interest receivable....     (15,603)      (35,614)
      Other current assets........................       1,379         1,509
      Accounts payable............................       3,112        16,583
      Accrued real estate taxes...................       2,604        18,867
      Due to Affiliates...........................      10,600        38,733
      Unearned income.............................      60,805        16,081
                                                   ------------  ------------
Net cash provided by operating activities.........      34,396        40,738
                                                   ------------  ------------
Cash flows from investing activities:
  Other assets....................................     (37,256)        2,838
  Additions to investment properties..............     (95,840)     (102,614)
  Proceeds from sale of investment properties.....   2,746,932          -
Net cash provided by (used in) investing           ------------  ------------
  activities......................................   2,613,836       (99,776)
Net increase (decrease) in cash and cash           ------------  ------------
  equivalents.....................................   2,648,232       (59,038)
Cash and cash equivalents at beginning of period..     569,663       304,452
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 3,217,895       245,414
                                                   ============  ============
















                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1999
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1998, which are included in the Partnership's 1998 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of March 31, 1999, the Partnership has repurchased and canceled a total of 47.17 Units for $45,967 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

A presentation of information about operating segments as required in Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" would not be material to an understanding of the Partnership's business taken as a whole as the Partnership is engaged in the business of real estate investment which management considers to be a single operating segment.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)

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

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of March 31, 1999, the Partnership has not recognized any such impairment.

Statement of Financial Accounting Standards No. 128 "Earnings per Share" was adopted by the Partnership and has been applied to all prior earnings periods presented in the financial statements. The Partnership has no dilutive securities.

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

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $7,616 and $2,772 was unpaid as of March 31, 1999 and December 31, 1998, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $12,780 and
$15,862 have been incurred and are included in land operating expenses to Affiliates for the three months ended March 31, 1999 and 1998, respectively, of which $12,780 and $14,024 was unpaid as of March 31, 1999 and December 31, 1998, respectively.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $7,607 and $4,463 have been incurred and are included in marketing expenses to Affiliates for the three months ended March 31, 1999 and 1998, respectively, of which $10,000 and $3,000 was unpaid as of March 31, 1999 and December 31, 1998, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project. Such costs of $32,961 and $15,866 have been incurred for the three months ended March 31, 1999 and 1998, respectively, and are included in investment properties, all of which have been paid.

                                                       INLAND CAPITAL FUND, L.P.
                                                        (a limited partnership)

                                                     Notes to Financial Statements
                                                              (continued)

(3) Investment Properties
                                                                                                            Total
                   Gross                           Initial Costs                 Costs       Cumulative   Remaining     Current
                   Acres    Purchase/ --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)     Date        Costs       Costs        Costs      Acquisition       Sold       03/31/99    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
  1    Kendall   108.8960  07/22/92   $   707,566       57,926      765,492         81,679         -         847,171         -

  2    McHenry   201.0000  11/09/93     2,020,314      122,145    2,142,459      1,630,063      570,796    3,201,726       91,781
                 (17.7420) 08/02/95
                  (8.6806) Var 1997
                  (1.9290) Var 1998
                  (1.9290) Var 1999

  3    Will       34.0474  03/04/94     1,235,830       88,092    1,323,922         37,856    1,361,778         -       1,232,402
                 (34.0474) 02/04/99

  4    Will       86.9195  03/30/94     1,778,820      143,817    1,922,637        349,910      191,001    2,081,546         -
                  (2.3050) Var 1997
                  (3.3600) Var 1998

  5    LaSalle   190.9600  04/01/94       532,000       18,145      550,145         65,513        6,655      609,003         -
                  (2.0600) 04/08/98

  6    DeKalb     59.0800  05/11/94       670,207       58,373      728,580        486,869    1,215,449         -            -
                  (4.9233) Apr 1998
                 (54.1567) 07/23/98

  7    Kendall   200.8210  07/28/94     1,506,158       82,999    1,589,157         25,134         -       1,614,291         -

  8    Kendall   133.0000  08/17/94     1,300,000      106,949    1,406,949          7,282         -       1,414,231         -

  9    LaSalle   335.9600  08/30/94       993,441       79,329    1,072,770        112,157         -       1,184,927         -

  10   Kendall   223.7470  09/16/94     2,693,025      205,660    2,898,685         29,962         -       2,928,647         -

10A(a) Kendall     7.0390  09/16/94       206,975       15,806      222,781          1,327      221,078         -            -
                  (7.0390) 04/21/95

  11   Kane      123.0000  09/26/94     1,353,000       75,551    1,428,551          7,558         -       1,436,109         -

  12   Kendall   110.2530  09/28/94       600,001       51,220      651,221         62,569         -         713,790         -
                                      ------------ ------------ ------------ -------------- ------------ ------------ ------------
  Subtotal                             15,597,338    1,106,011   16,703,349      2,897,879    3,566,757   16,031,441    1,324,183




                                                               -9-


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
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)     Date        Costs       Costs        Costs      Acquisition       Sold       03/31/99    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------

  Subtotal                             15,597,338    1,106,011   16,703,349      2,897,879    3,566,757   16,031,441    1,324,183

  13   LaSalle   352.7390  10/06/94     1,032,666       91,117    1,123,783         22,723    1,146,506         -            -
                 (10.0000) 07/27/98
                (342.7390) 08/31/98

  14   Kendall   134.7760  10/26/94     1,000,000       81,674    1,081,674          6,865         -       1,088,539         -

  15   McHenry   169.5400  10/31/94     2,900,000       79,196    2,979,196        253,356         -       3,232,552         -

  16   McHenry   207.0754  11/30/94     1,760,256      101,388    1,861,644        246,124         -       2,107,768         -

  17   LaSalle   236.4400  12/07/94     1,060,286       74,735    1,135,021         24,306         -       1,159,327         -

  18   Kendall   386.9900  11/02/95       934,993      126,329    1,061,322            501    1,061,823         -            -
                (386.9900) 08/31/98
                                      ------------ ------------ ------------ -------------- ------------ ------------ ------------
                                      $24,285,539    1,660,450   25,945,989      3,451,754    5,775,086   23,619,627    1,324,183
                                      ============ ============ ============ ============== ============ ============ ============





















                                                              -10-

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)


(3) Investment Properties (continued)

(a) Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold in April 1995.

(b) Reconciliation of investment properties and improvements owned:

                                                     March 31,   December 31,
                                                       1999          1998
                                                   ------------  ------------
  Balance at January 1,........................... $24,946,536    28,301,315
  Additions during period.........................      95,840       254,963
  Sales during period.............................   1,422,749     3,609,742
                                                   ------------  ------------
  Balance at end of period........................ $23,619,627    24,946,536
                                                   ============  ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 1999, the Partnership had farm leases of generally one year in duration, for approximately 2,058 acres of the approximately 2,424 acres owned.


(5) Mortgage Loan Receivable

As a result of the sale of the remaining acres of Parcel 6 for a sales price of $1,125,000 on July 7, 1998, the Partnership received a mortgage loan receivable of $1,125,000 and recorded a deferred gain on sale of $7,889. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received, of which $5,084 has been recognized as of March 31, 1999. Of the $1,125,000 mortgage loan receivable received, $725,000 accrued interest at 9% per annum and had a maturity date of November 30, 1998 (extended from September 30, 1998). The remaining $400,000 accrues interest at 9% per annum and has a maturity date of July 7, 2001, at which time all accrued interest, as well as principal, is due. As of March 31, 1999, accrued interest receivable totaled $53,621.

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

The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of March 31, 1999, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately 878 acres of the 3,302 acres originally owned. As of March 31, 1999, cumulative distributions to the Limited Partners have totaled $5,864,621 (which represents a return of Invested Capital, as defined the Partnership Agreement). Through March 31, 1999, the Partnership has used $3,451,754 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of March 31, 1999, the Partnership owns, in whole or in part, fourteen of its original eighteen parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At March 31, 1999, the Partnership had cash and cash equivalents of $3,217,895 of which approximately $163,400 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $3,054,495 is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has one phase of improvements complete and sites are being marketed to potential buyers, of which thirteen of the 190 lots were sold as of March 31, 1999. (See Note 3 of the Notes to Financial Statements.) Parcel 4, zoned for a variety of business uses, has improvements underway and sites are being marketed to potential buyers, of which one site consisting of .87 acres was sold to a hotel chain on June 6, 1997, another site consisting of 1.435 acres was sold to a combination gas station/convenient store on August 12, 1997, a third site consisting of 1.5 acres was sold to a national fast-food chain on August 13, 1998, and a fourth site consisting of 1.86 acres was sold to a different national fast-food chain on October 6, 1998. (See Note 3 of the Notes to Financial Statements.) Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development. The Partnership sold Parcels 3, 13 and 18 and the remaining acres of Parcel 6 to unaffiliated third-parties. (See Note 3 of the Notes to Financial Statements.)

Results of Operations

Income from the sale of investment properties and the cost of investment properties sold for the three months ended March 31, 1999 is the result of the sale of approximately 36 acres, including the sale of Parcel 3 on February 4, 1999 and two additional lots of Parcel 2 on February 12, 1999. (See Note 3 of the Notes to Financial Statements.)

As of March 31, 1999, the Partnership owned fourteen parcels of land consisting of approximately 2,424 acres. Of the 2,424 acres owned, approximately 2,058 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses. Rental income decreased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to the decrease in tillable acres due to land sales and pre-development activity on the Partnership's land investments. This decrease was partially offset by the annual increase in lease amounts from tenants.

Interest income increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due primarily to interest income earned on the mortgage loan receivable the Partnership received from the sale of the remaining acres of Parcel 6. See Note 5 of the Notes to Financial Statements for further discussion of the terms of the mortgage loan receivable received from this sale.

Professional services to Affiliates increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to increases in legal and accounting services required by the Partnership. Professional services to non-affiliates increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to an increase in accounting fees.

General and administrative expenses to Affiliates increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to increases in data processing and investor services expenses. General and administrative expenses to non-affiliates increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due primarily to an increase in the Illinois Replacement Tax.

Marketing expenses to Affiliates and non-affiliates increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to increases in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to Affiliates decreased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to a decrease in tillable acres due to land sales. Land operating expenses to non-affiliates decreased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to decreases in utilities and real estate tax expenses.


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

YEAR 2000 COSTS
---------------
The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $100,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 compliance costs incurred through December 31, 1998 were approximately $5,000.

CONTINGENCY PLAN
----------------
The Partnership expects to be Year 2000 compliant in advance of the year 2000. The Partnership will continue to monitor its progress and state of readiness, and is in the process of formulating a contingency plan which the Partnership will be prepared to adopt with respect to areas in which evidence arises that it may not become Year 2000 compliant in sufficient time. With respect to its suppliers and other parties with whom the Partnership conducts business, the Partnership does not yet have sufficient information to identify the types of problems it may encounter in the event these third parties are not Year 2000 compliant. As information is obtained that may indicate such parties may not become Year 2000 compliant in sufficient time, the Partnership is prepared to develop contingency plans, accordingly.




                          PART II - Other Information

Items 1 through 5(b) are omitted because of the absence of conditions under which they are required.

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



                            INLAND CAPITAL FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 12, 1999


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: May 12, 1999


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 12, 1999