Form 10-Q
period 1999-06-30
INLAND CAPITAL FUND L P
filed 1999-08-12
CIK 878278

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1999

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

                      June 30, 1999 and December 31, 1998
                                  (unaudited)

                                    Assets
                                    ------

                                                       1999          1998
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 3,511,313       569,663
  Accounts and accrued interest receivable
    (Note 5)......................................      64,722        44,801
  Other current assets............................        -            2,406
                                                   ------------  ------------
Total current assets..............................   3,576,035       616,870
                                                   ------------  ------------
Other assets......................................      25,330         3,074
Mortgage loan receivable (Note 5).................     400,000       400,000
Investment properties and improvements
  (including acquisition fees paid to Affiliates
  of $1,092,664 and $1,187,120 at June 30, 1999
  and December 31, 1998, respectively)
  (Notes 1 and 3).................................  23,483,019    24,946,536
                                                   ------------  ------------
Total assets...................................... $27,484,384    25,966,480
                                                   ============  ============

























                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1999 and December 31, 1998
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------


                                                       1999          1998
Current liabilities:                                   ----          ----
  Accounts payable................................ $    17,286        18,124
  Accrued real estate taxes.......................      55,308        80,989
  Due to Affiliates (Note 2)......................      17,471        19,796
  Unearned income.................................      16,191        15,012
                                                   ------------  ------------
Total current liabilities.........................     106,256       133,921
                                                   ------------  ------------
Deferred gain on sale of investment properties
  (Note 5)........................................       2,805         2,805

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      13,985        13,719
                                                   ------------  ------------
                                                        14,485        14,219
  Limited Partners:                                ------------  ------------
    Units of $1,000.  Authorized 60,000 Units,
    32,352.11 Units outstanding (net of offering
    costs of $4,466,765, of which $3,488,574
    was paid to Affiliates).......................  27,886,551    27,886,551
    Cumulative net income.........................   5,338,908     3,793,605
    Cumulative cash distributions.................  (5,864,621)   (5,864,621)
                                                   ------------  ------------
                                                    27,360,838    25,815,535
                                                   ------------  ------------
Total Partners' capital...........................  27,375,323    25,829,754
                                                   ------------  ------------
Total liabilities and Partners' capital........... $27,484,384    25,966,480
                                                   ============  ============










                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1999 and 1998
                                  (unaudited)


                                        Three months            Six months
                                           ended                  ended
                                          June 30,               June 30,
                                          --------               --------
                                       1999       1998       1999       1998
Income:                                ----       ----       ----       ----
  Sale of investment property
  (Notes 1 and 3).................. $ 372,425    311,621  3,119,357    311,621
  Rental income (Note 4)...........    59,850     73,776    116,056    146,284
  Interest income..................    49,340      8,700     83,091     14,811
                                    ---------- ---------- ---------- ----------
                                      481,615    394,097  3,318,504    472,716
                                    ---------- ---------- ---------- ----------
Expenses:
  Cost of investment property sold.   177,630    166,630  1,600,379    166,630
  Professional services to
    Affiliates.....................     6,815      6,250     18,563     12,591
  Professional services to
    non-affiliates.................       875      1,527     23,465     23,102
  General and administrative
    expenses to Affiliates.........     5,758      2,240     16,887     10,733
  General and administrative
    expenses to non-affiliates.....     6,203      6,043     16,191     15,312
  Marketing expenses to Affiliates.     2,463      8,666     10,070     13,129
  Marketing expenses to
    non-affiliates.................     6,927     18,560     28,875     24,352
  Land operating expenses to
    Affiliates.....................    12,780     15,861     25,560     31,723
  Land operating expenses to
    non-affiliates.................    12,277     52,155     32,945     74,400
                                    ---------- ---------- ---------- ----------
                                      231,728    277,932  1,772,935    371,972
                                    ---------- ---------- ---------- ----------
Net income......................... $ 249,887    116,165  1,545,569    100,744
                                    ========== ========== ========== ==========











                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

           For the three and six months ended June 30, 1999 and 1998
                                  (unaudited)


                                        Three months            Six months
                                           ended                  ended
                                          June 30,               June 30,
                                          --------               --------
                                       1999       1998       1999       1998
Net income allocated to:               ----       ----       ----       ----
  General Partner.................. $     551       (288)       266       (442)
  Limited Partners.................   249,336    116,453  1,545,303    101,186
                                    ---------- ---------- ---------- ----------
Net income......................... $ 249,887    116,165  1,545,569    100,744
                                    ========== ========== ========== ==========

Net income (loss) allocated to the
  one General Partner Unit......... $     551       (288)       266       (442)
                                    ========== ========== ========== ==========

Net income per Unit allocated to
  Limited Partners per weighted
  average Limited Partnership
  Units of 32,352.11............... $    7.71       3.60      47.77       3.13
                                    ========== ========== ========== ==========
























                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

                For the six months ended June 30, 1999 and 1998
                                  (unaudited)




                                                       1999          1998
Cash flows from operating activities:                  ----          ----
  Net income...................................... $ 1,545,569       100,744
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Gain on sale of investment properties.........  (1,518,978)     (144,991)
    Changes in assets and liabilities:
      Accrued interest and other receivables......     (19,921)      (13,775)
      Other current assets........................       2,406         2,632
      Accounts payable............................        (838)       61,680
      Accrued real estate taxes...................     (25,681)       19,364
      Due to Affiliates...........................      (2,325)       (9,984)
      Unearned income.............................       1,179        (5,754)
Net cash provided by (used in) operating           ------------  ------------
  activities......................................     (18,589)        9,916
                                                   ------------  ------------
Cash flows from investing activities:
  Sale of marketable securities...................        -          174,800
  Additions to investment properties..............    (136,862)     (173,902)
  Other assets....................................     (22,256)      (27,367)
  Proceeds from sale of investment properties.....   3,119,357       311,621
                                                   ------------  ------------
Net cash provided by investing activities.........   2,960,239       285,152
                                                   ------------  ------------
Net increase in cash and cash equivalents.........   2,941,650       295,068
Cash and cash equivalents at beginning of period..     569,663       304,452
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 3,511,313       599,520
                                                   ============  ============















                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1999
                                  (unaudited)


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

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of June 30, 1999, the Partnership has repurchased and canceled a total of 47.17 Units for $45,967 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

                                 June 30, 1999
                                  (unaudited)

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

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of June 30, 1999, the Partnership has not recognized any such impairment.

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

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $7,471 and $2,772 was unpaid as of June 30, 1999 and December 31, 1998, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $25,560 and
$31,723 have been incurred and are included in land operating expenses to Affiliates for the six months ended June 30, 1999 and 1998, respectively, of which $0 and $14,024 was unpaid as of June 30, 1999 and December 31, 1998, respectively.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $10,070 and $13,129 have been incurred and are included in marketing expenses to Affiliates for the six months ended June 30, 1999 and 1998, respectively, of which $10,000 and $3,000 was unpaid as of June 30, 1999 and December 31, 1998, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project. Such costs of $47,297 and $19,766 have been incurred for the six months ended June 30, 1999 and 1998, respectively, and are included in investment properties, all of which have been paid.

                                                       INLAND CAPITAL FUND, L.P.
                                                        (a limited partnership)

                                                     Notes to Financial Statements
                                                              (continued)

(3) Investment Properties
                                                                                                              Total
                   Gross                            Initial Costs                 Costs                     Remaining    Current
                   Acres    Purchase/  --------------------------------------  Capitalized     Costs of      Costs of   Year Gain
       Location: Purchased    Sales       Original  Acquisition     Total     Subsequent to    Property     Parcels at   on Sale
Parcel  County    (Sold)      Date         Costs       Costs        Costs      Acquisition       Sold        06/30/99   Recognized
------ --------- ---------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
  1    Kendall   108.8960  07/22/92   $   707,566       57,926      765,492         81,935         -         847,427         -

  2    McHenry   201.0000  11/09/93     2,020,314      122,145    2,142,459      1,633,949      662,465    3,113,943      197,416
                 (17.7420) 08/02/95
                  (8.6806) Var 1997
                  (1.9290) Var 1998
                  (4.8200) Var 1999

  3    Will       34.0474  03/04/94     1,235,830       88,092    1,323,922         37,856    1,361,778         -       1,232,402
                 (34.0474) 02/04/99

  4    Will       86.9195  03/30/94     1,778,820      143,817    1,922,637        367,658      191,001    2,099,294         -
                  (2.3050) Var 1997
                  (3.3600) Var 1998

  5    LaSalle   190.9600  04/01/94       532,000       18,145      550,145         68,077        6,655      611,567         -
                  (2.0600) 04/08/98

  6    DeKalb     59.0800  05/11/94       670,207       58,373      728,580        486,869    1,215,449         -            -
                  (4.9233) Apr 1998
                 (54.1567) 07/23/98

  7    Kendall   200.8210  07/28/94     1,506,158       82,999    1,589,157         25,571         -       1,614,728         -

  8    Kendall   133.0000  08/17/94     1,300,000      106,949    1,406,949          7,670         -       1,414,619         -

  9    LaSalle   335.9600  08/30/94       993,441       79,329    1,072,770        112,487         -       1,185,257         -

  10   Kendall   223.7470  09/16/94     2,693,025      205,660    2,898,685         30,453         -       2,929,138         -

10A(a) Kendall     7.0390  09/16/94       206,975       15,806      222,781          1,327      221,078         -            -
                  (7.0390) 04/21/95

  11   Kane      123.0000  09/26/94     1,353,000       75,551    1,428,551          8,284         -       1,436,835         -

  12   Kendall   110.2530  09/28/94       600,001       51,220      651,221         64,070         -         715,291         -
                                      ------------ ------------ ------------ -------------- ------------ ------------ ------------
  Subtotal                             15,597,338    1,106,011   16,703,349      2,926,206    3,658,426   15,968,099    1,429,818




                                                                   -10-


                                     -10-



                                                         INLAND CAPITAL FUND, L.P.
                                                          (a limited partnership)

                                                       Notes to Financial Statements
                                                                (continued)


(3) Investment Properties (continued)

                                                                                                              Total
                   Gross                            Initial Costs                 Costs                     Remaining    Current
                   Acres    Purchase/  --------------------------------------  Capitalized     Costs of      Costs of   Year Gain
       Location: Purchased    Sales       Original  Acquisition     Total     Subsequent to    Property     Parcels at   on Sale
Parcel  County    (Sold)      Date         Costs       Costs        Costs      Acquisition       Sold        06/30/99   Recognized
------ --------- ---------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------

  Subtotal                             15,597,338    1,106,011   16,703,349      2,926,206    3,658,426   15,968,099    1,429,818

  13   LaSalle   352.7390  10/06/94     1,032,666       91,117    1,123,783         22,723    1,146,506         -            -
                 (10.0000) 07/27/98
                (342.7390) 08/31/98

  14   Kendall   134.7760  10/26/94     1,000,000       81,674    1,081,674          7,228       85,960    1,002,942       89,160
                 (10.6430) 05/21/99

  15   McHenry   169.5400  10/31/94     2,900,000       79,196    2,979,196        253,954         -       3,233,150         -

  16   McHenry   207.0754  11/30/94     1,760,256      101,388    1,861,644        246,623         -       2,108,267         -

  17   LaSalle   236.4400  12/07/94     1,060,286       74,735    1,135,021         35,540         -       1,170,561         -

  18   Kendall   386.9900  11/02/95       934,993      126,329    1,061,322            501    1,061,823         -            -
                (386.9900) 08/31/98
                                      ------------ ------------ ------------ -------------- ------------ ------------ ------------
                                      $24,285,539    1,660,450   25,945,989      3,492,775    5,952,715   23,483,019    1,518,978
                                      ============ ============ ============ ============== ============ ============ ============





















                                                              -11-

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)


(3) Investment Properties (continued)

(a) Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold in April 1995.

(b) Reconciliation of investment properties and improvements owned:
                                                     June 30,    December 31,
                                                       1999          1998
                                                   ------------  ------------
  Balance at January 1,........................... $24,946,536    28,301,315
  Additions during period.........................     136,862       254,963
  Sales during period.............................   1,600,379     3,609,742
                                                   ------------  ------------
  Balance at end of period........................ $23,483,019    24,946,536
                                                   ============  ============

(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 1999, the Partnership had farm leases of generally one year in duration, for approximately 2,058 acres of the approximately 2,411 acres owned.

(5) Mortgage Loan Receivable

As a result of the sale of the remaining acres of Parcel 6 for a sales price of $1,125,000 on July 7, 1998, the Partnership received a mortgage loan receivable of $1,125,000 and recorded a deferred gain on sale of $7,889. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received, of which $5,084 has been recognized as of June 30, 1999. Of the $1,125,000 mortgage loan receivable received, $725,000 accrued interest at 9% per annum and had a maturity date of November 30, 1998 (extended from September 30, 1998). The remaining $400,000 accrues interest at 9% per annum and has a maturity date of July 7, 2001, at which time all accrued interest, as well as principal, is due. As of June 30, 1999, accrued interest receivable totaled $62,597.

(6) Subsequent Events

On July 16, 1999, the Partnership  distributed $2,966,503 of net sales proceeds
relating to Parcels 3 and 4.   Of the $2,966,503, $2,707,085 was distributed to
the Limited Partners and $259,418 was distributed to the General Partner.

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

The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of June 30, 1999, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately 891 acres of the 3,302 acres originally owned. As of June 30, 1999, cumulative distributions to the Limited Partners have totaled $5,864,621 (which represents a return of Invested Capital, as defined in the Partnership Agreement). Through June 30, 1999, the Partnership has used $3,492,775 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of June 30, 1999, the Partnership owns, in whole or in part, fourteen of its original eighteen parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At June 30, 1999, the Partnership had cash and cash equivalents of $3,511,313 of which approximately $165,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining approximately $3,300,000 is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has one phase of improvements complete and sites are being marketed to potential buyers, of which sixteen of the 190 lots were sold as of June 30, 1999. (See Note 3 of the Notes to Financial Statements.) Parcel 4, zoned for a variety of business uses, has improvements underway and sites are being marketed to potential buyers, of which one site consisting of .87 acres was sold to a hotel chain on June 6, 1997, another site consisting of 1.435 acres was sold to a combination gas station/convenient store on August 12, 1997, a third site consisting of 1.5 acres was sold to a national fast-food chain on August 13, 1998, and a fourth site consisting of 1.86 acres was sold to a different national fast-food chain on October 6, 1998. (See Note 3 of the Notes to Financial Statements.) Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development. The Partnership sold Parcels 3, 13 and 18 and the remaining acres of Parcel 6 to unaffiliated third-parties. (See Note 3 of the Notes to Financial Statements.)

Results of Operations

Income from the sale of investment properties and the cost of investment properties sold for the six months ended June 30, 1999 is the result of the sale of approximately 50 acres, including the sale of Parcel 3, five additional lots of Parcel 2, and eleven acres of Parcel 14. (See Note 3 of the Notes to Financial Statements.)

As of June 30, 1999, the Partnership owned fourteen parcels of land consisting of approximately 2,411 acres. Of the 2,411 acres owned, approximately 2,058 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses. Rental income decreased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to the decrease in tillable acres due to land sales and pre-development activity on the Partnership's land investments. This decrease was partially offset by the annual increase in lease amounts from tenants.

Interest income increased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due primarily to interest income earned on the mortgage loan receivable the Partnership received from the sale of the remaining acres of Parcel 6. See Note 5 of the Notes to Financial Statements for further discussion of the terms of the mortgage loan receivable received from this sale.

Professional services to Affiliates increased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to increases in legal and accounting services required by the Partnership to transact sales.

General and administrative expenses to Affiliates increased for the three and six months ended June 30, 1999, as compared to the three and six months ended
June 30, 1998, due to increases in data processing and investor services expenses. General and administrative expenses to non-affiliates increased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due primarily to an increase in the Illinois Replacement Tax.

Marketing expenses to Affiliates decreased and marketing expenses to non-affiliates increased for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, due to activity in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers. Marketing expenses to non-affiliates decreased for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998, due to a decrease in non recurring advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to Affiliates decreased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to a decrease in tillable acres due to land sales. Land operating expenses to non-affiliates decreased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to decreases in utilities and real estate tax expenses.


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



                            INLAND CAPITAL FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 11, 1999


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 11, 1999


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 11, 1999