Form 10-Q
period 1999-09-30
INLAND CAPITAL FUND L P
filed 1999-11-12
CIK 878278

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1999

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

                   September 30, 1999 and December 31, 1998
                                  (unaudited)

                                    Assets
                                    ------

                                                       1999          1998
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 1,115,780       569,663
  Accounts and accrued interest receivable
    (Note 5)......................................     115,284        44,801
  Other current assets............................       2,906         2,406
                                                   ------------  ------------
Total current assets..............................   1,233,970       616,870
                                                   ------------  ------------
Other assets......................................       8,220         3,074
Mortgage loans receivable (Note 5)................     400,000       400,000
Investment properties and improvements
  (including acquisition fees paid to Affiliates
  of $1,087,925 and $1,187,120 at
  September 30, 1999 and December 31, 1998,
  respectively) (Notes 1, and 3)..................  23,357,801    24,946,536
                                                   ------------  ------------
Total assets...................................... $24,999,991    25,966,480
                                                   ============  ============


























                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1999 and December 31, 1998
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------


                                                       1999          1998
Current liabilities:                                   ----          ----
  Accounts payable................................ $     4,729        18,124
  Accrued real estate taxes.......................      43,628        80,989
  Due to Affiliates (Note 2)......................      53,903        19,796
  Unearned income.................................      12,771        15,012
                                                   ------------  ------------
Total current liabilities.........................     115,031       133,921
                                                   ------------  ------------
Deferred gain on sale of investment properties
  (Note 5)........................................       2,805         2,805

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      14,768        13,719
                                                   ------------  ------------
                                                        15,268        14,219
  Limited Partners:                                ------------  ------------
    Units of $1,000.  Authorized 60,000 Units,
      32,352.11 Units outstanding (net of offering
      costs of $4,466,765, of which $3,488,574
      was paid to Affiliates).....................  27,886,551    27,886,551
    Cumulative net income.........................   5,811,460     3,793,605
    Cumulative cash distributions.................  (8,831,124)   (5,864,621)
                                                   ------------  ------------
                                                    24,866,887    25,815,535
                                                   ------------  ------------
Total Partners' capital...........................  24,882,155    25,829,754
                                                   ------------  ------------
Total liabilities and Partners' capital........... $24,999,991    25,966,480
                                                   ============  ============











                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1999 and 1998
                                  (unaudited)


                                        Three months            Nine months
                                           ended                  ended
                                        September 30,          September 30,
                                        -------------          -------------
                                       1999       1998       1999       1998
Income:                                ----       ----       ----       ----
  Sale of investment property
    (Notes 1 and 3)................ $ 588,491   4,124,129 3,707,848  4,435,750
  Rental income....................    60,508      74,450   176,564    220,734
  Interest income..................    25,476      45,938   108,567     60,749
  Other income.....................    39,000        -       39,000       -
                                    ---------- ---------- ---------- ----------
                                      713,475   4,244,517 4,031,979  4,717,233
Expenses:                           ---------- ---------- ---------- ----------
  Cost of investment property sold.   193,449   3,376,178 1,793,828  3,542,808
  Professional services to
    Affiliates.....................     7,687      12,197    26,250     24,788
  Professional services to
    non-affiliates.................       500         500    23,965     23,602
  General and administrative
    expenses to Affiliates.........     2,864       2,117    19,751     12,850
  General and administrative
    expenses to non-affiliates.....    (1,955)      2,333    14,236     17,645
  Marketing expenses to Affiliates.     2,617      12,131    12,687     25,260
  Marketing expenses to
    non-affiliates.................    (6,649)      7,076    22,226     31,428
  Land operating expenses to
    Affiliates.....................    12,405      15,698    37,965     47,421
  Land operating expenses to
    non-affiliates.................    29,222      26,494    62,167    100,894
                                    ---------- ---------- ---------- ----------
                                      240,140   3,454,724 2,013,075  3,826,696
                                    ---------- ---------- ---------- ----------
Net income......................... $ 473,335     789,793 2,018,904    890,537
                                    ========== ========== ========== ==========












                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

        For the three and nine months ended September 30, 1999 and 1998
                                  (unaudited)


                                        Three months           Nine months
                                           ended                  ended
                                        September 30,         September 30,
                                        -------------         -------------
                                       1999       1998       1999       1998
Net income (loss) allocated to:        ----       ----       ----       ----
  General Partner.................. $     782        418      1,049        (24)
  Limited Partners.................   472,553    789,375  2,017,855    890,561
                                    ---------- ---------- ---------- ----------
Net income......................... $ 473,335    789,793  2,018,904    890,537
                                    ========== ========== ========== ==========

Net income (loss) allocated to the
  one General Partner Unit......... $     782        418      1,049        (24)
                                    ========== ========== ========== ==========

Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per weighted average
  Limited Partnership Units
  (32,352.11 and 32,372.11 for
  the three months ended September
  30, 1999 and 1998, and 32,352.11
  and 32,373.19 for the nine months
  ended September 30, 1999 and
  1998, respectively).............. $   14.60      24.40      62.37      27.53
                                    ========== ========== ========== ==========



















                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1999 and 1998
                                  (unaudited)

                                                       1999          1998
Cash flows from operating activities:                  ----          ----
  Net income...................................... $ 2,018,904       890,537
  Adjustments to reconcile net income to net
      cash used in operating activities:
    Gain on sale of land..........................  (1,914,020)     (892,942)
    Changes in assets and liabilities:
      Accrued interest and other receivables......     (70,483)      (95,724)
      Other current assets........................        (500)       (1,184)
      Accounts payable............................     (13,395)       (4,883)
      Accrued real estate taxes...................     (37,361)      (12,015)
      Due to Affiliates...........................      34,107        19,741
      Unearned income.............................      (2,241)      (17,054)
      Deferred gain on sale.......................        -             (292)
                                                   ------------  ------------
Net cash used in operating activities.............      15,011      (113,816)
                                                   ------------  ------------
Cash flows from investing activities:
  Sale (purchase) of marketable securities, net...        -          174,800
  Additions to investment properties..............    (205,093)     (255,364)
  Principal payments collected on mortgage loans
    receivable....................................        -           41,634
  Other assets....................................      (5,146)       52,565
  Proceeds from sale of investment properties.....   3,707,848     3,318,639
                                                   ------------  ------------
Net cash provided by investing activities.........   3,497,609     3,332,274
                                                   ------------  ------------
Cash flows from financing activities:
  Repurchase of Limited Partnership Units.........        -             -
  Distributions paid..............................  (2,966,503)         -
                                                   ------------  ------------
Net cash used in financing activities.............  (2,966,503)         -
                                                   ------------  ------------
Net increase in cash and cash equivalents.........     546,117     3,218,458
Cash and cash equivalents at beginning of period..     569,663       304,452
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,115,780     3,522,910
                                                   ============  ============










                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1999
                                  (unaudited)


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

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of September 30, 1999, the Partnership has repurchased and canceled a total of 47.17 Units for $45,967 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

                              September 30, 1999
                                  (unaudited)

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

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of September 30, 1999, the Partnership has not recognized any such impairment.

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

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $12,501 and $2,772 was unpaid as of September 30, 1999 and December 31, 1998, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $37,965 and
$47,421 have been incurred and are included in land operating expenses to Affiliates for the nine months ended September 30, 1999 and 1998, respectively, of which $12,406 and $14,024 was unpaid as of September 30, 1999 and December 31, 1998, respectively.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $12,687 and $25,260 have been incurred and are included in marketing expenses to Affiliates for the nine months ended September 30, 1999 and 1998, respectively, of which $12,153 and $3,000 was unpaid as of September 30, 1999 and December 31, 1998, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project. Such costs of $90,540 and $25,492 have been incurred for the nine months ended September 30, 1999 and 1998, respectively, and are included in investment properties, of which $16,843 and $0 was unpaid as of September 30, 1999 and December 31, 1998.

                                                       INLAND CAPITAL FUND, L.P.
                                                        (a limited partnership)

                                                     Notes to Financial Statements
                                                              (continued)

(3) Investment Properties

                                                                                                            Total
                   Gross                           Initial Costs                 Costs       Cumulative   Remaining     Current
                   Acres    Purchase/ --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)     Date        Costs       Costs        Costs      Acquisition       Sold       09/30/99    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
  1    Kendall   108.8960  07/22/92   $   707,566       57,926      765,492         82,546         -         848,038         -

  2    McHenry   201.0000  11/09/93     2,020,314      122,145    2,142,459      1,661,338      817,814    2,985,983      282,326
                 (17.7420) 08/02/95
                  (8.6806) Var 1997
                  (1.9290) Var 1998
                  (9.6450) Var 1999

  3    Will       34.0474  03/04/94     1,235,830       88,092    1,323,922         37,856    1,361,778         -       1,232,402
                 (34.0474) 02/04/99

  4    Will       86.9195  03/30/94     1,778,820      143,817    1,922,637        395,323      229,101    2,088,859      310,132
                  (2.3050) Var 1997
                  (3.3600) Var 1998
                  (1.0331) 08/19/99

  5    LaSalle   190.9600  04/01/94       532,000       18,145      550,145         69,391        6,655      612,881         -
                  (2.0600) 04/08/98

  6    DeKalb     59.0800  05/11/94       670,207       58,373      728,580        486,869    1,215,449         -            -
                  (4.9233) Apr 1998
                 (54.1567) 07/23/98

  7    Kendall   200.8210  07/28/94     1,506,158       82,999    1,589,157         26,371         -       1,615,528         -

  8    Kendall   133.0000  08/17/94     1,300,000      106,949    1,406,949          8,408         -       1,415,357         -

  9    LaSalle   335.9600  08/30/94       993,441       79,329    1,072,770        113,155         -       1,185,925         -

  10   Kendall   223.7470  09/16/94     2,693,025      205,660    2,898,685         31,532         -       2,930,217         -

10A(a) Kendall     7.0390  09/16/94       206,975       15,806      222,781          1,327      224,108         -            -
                  (7.0390) 04/21/95

  11   Kane      123.0000  09/26/94     1,353,000       75,551    1,428,551         10,155         -       1,438,706         -

  12   Kendall   110.2530  09/28/94       600,001       51,220      651,221         64,854         -         716,075         -
                                      ------------ ------------ ------------ -------------- ------------ ------------ ------------
  Subtotal                             15,597,338    1,106,011   16,703,349      2,989,125    3,854,905   15,837,569    1,824,860




                                                              -10-


                                     -10-


                                                    INLAND CAPITAL FUND, L.P.
                                                     (a limited partnership)

                                                  Notes to Financial Statements
                                                           (continued)


(3) Investment Properties (continued)

                                                                                                            Total
                   Gross                           Initial Costs                 Costs       Cumulative   Remaining     Current
                   Acres    Purchase/ --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)     Date        Costs       Costs        Costs      Acquisition       Sold       09/30/99    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
  Subtotal                             15,597,338    1,106,011   16,703,349      2,989,125    3,854,905   15,837,569    1,824,860

  13   LaSalle   352.7390  10/06/94     1,032,666       91,117    1,123,783         22,723    1,146,506         -            -
                 (10.0000) 07/27/98
                (342.7390) 08/31/98

  14   Kendall   134.7760  10/26/94     1,000,000       81,674    1,081,674          7,684       85,960    1,003,398       89,160
                 (10.6430) 05/21/99

  15   McHenry   169.5400  10/31/94     2,900,000       79,196    2,979,196        255,603         -       3,234,799         -

  16   McHenry   207.0754  11/30/94     1,760,256      101,388    1,861,644        248,129         -       2,109,773         -

  17   LaSalle   236.4400  12/07/94     1,060,286       74,735    1,135,021         37,241         -       1,172,262         -

  18   Kendall   386.9900  11/02/95       934,993      126,329    1,061,322            501    1,061,823         -            -
                (386.9900) 08/31/98
                                      ------------ ------------ ------------ -------------- ------------ ------------ ------------
                                      $24,285,539    1,660,450   25,945,989      3,561,006    6,149,194   23,357,801    1,914,020
                                      ============ ============ ============ ============== ============ ============ ============





















                                                              -11-

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)


(3) Investment Properties (continued)

(a) Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold in April 1995.

(b) Reconciliation of investment properties and improvements owned:
                                                   September 30, December 31,
                                                       1999          1998
                                                   ------------  ------------
  Balance at January 1,........................... $24,946,536    28,301,315
  Additions during period.........................     205,093       254,963
  Sales during period.............................  (1,793,828)    3,609,742
                                                   ------------  ------------
  Balance at end of period........................ $23,357,801    24,946,536
                                                   ============  ============

(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 1999, the Partnership had farm leases of generally one year in duration, for approximately 2,058 acres of the approximately 2,411 acres owned.

(5) Mortgage Loan Receivable

As a result of the sale of the remaining acres of Parcel 6 for a sales price of $1,125,000 on July 7, 1998, the Partnership received a mortgage loan receivable of $1,125,000 and recorded a deferred gain on sale of $7,889. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received, of which $5,084 has been recognized as of December 31, 1998. Of the $1,125,000 mortgage loan receivable received, $725,000 accrued interest at 9% per annum and had a maturity date of November 30, 1998 (extended from September 30, 1998). The remaining $400,000 accrues interest at 9% per annum and has a maturity date of July 7, 2001, at which time all accrued interest, as well as principal, is due. As of September 30, 1999, accrued interest receivable totaled $71,670.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)


(6) Subsequent Events

On October 13, 1999, the Partnership sold the entire remaining acreage of Parcel 5 to an unaffiliated third party for $800,646. The Partnership received net sales proceeds of $136,749, provided purchase money financing to the buyer in the amount of $641,760, and recorded a gain of $165,628, of which $136,527 was deferred. The purchase money note has an interest rate of 8% and requires interest only monthly payments and annual principal payments with the final maturity date of October 1, 2004. As of November 1, 1999, the Partnership sold the note at its full face value to the General Partner and received proceeds of $641,760. The deferred gain of $136,527 will be recognized in full during the fourth quarter of 1999.

On October 18, 1999, the Partnership sold 4 lots of Parcel 2 to an unaffiliated
third party for  $290,020.    The  Partnership  received  net sales proceeds of
$289,284 and recorded a gain of $164,615.

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

The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of September 30, 1999, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately 897 acres of the 3,302 acres originally owned. As of September 30, 1999, cumulative distributions to the Limited Partners have totaled $8,831,124 (which represents a return of Invested Capital, as defined in the Partnership Agreement). Through September 30, 1999, the Partnership has used $3,561,006 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of September 30, 1999, the Partnership owns, in whole or in part, fourteen of its original eighteen parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At September 30, 1999, the Partnership had cash and cash equivalents of $1,115,780 of which approximately $167,500 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining approximately $948,280 is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 1 and a portion of Parcel 12 are zoned for single family housing. Parcel 2, annexed to the city of McHenry and zoned for a business park, has one phase of improvements complete and sites are being marketed to potential buyers, of which twenty-one of the 190 lots were sold as of September 30, 1999. (See Note 3 of the Notes to Financial Statements.) Parcel 4, zoned for a variety of business uses, has improvements underway and sites are being marketed to potential buyers, of which one site consisting of .87 acres was sold to a hotel chain on June 6, 1997, another site consisting of 1.435 acres was sold to a combination gas station/convenient store on August 12, 1997, a third site consisting of 1.5 acres was sold to a national fast-food chain on August 13, 1998, a fourth site consisting of 1.86 acres was sold to a different national fast-food chain on October 6, 1998, and a fifth site consisting of 1.033 acres was sold to a national tire sales store on August 19, 1999. (See Note 3 of the Notes to Financial Statements.) A contract for sale of Parcel 10 has been entered into and the purchaser has begun zoning and annexation proceeding with the City of Elgin. Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development. The Partnership sold Parcels 3, 13 and 18 and the remaining acres of Parcel 6 to unaffiliated third-parties. (See
Note 3 of the Notes to Financial Statements.)

Results of Operations

Income from the sale of investment properties and the cost of investment properties sold for the nine months ended September 30, 1999 is the result of the sale of approximately 55 acres, including the sale of Parcel 3, ten additional lots of Parcel 2, eleven acres of Parcel 14, and 1 acre of Parcel 4. (See Note 3 of the Notes to Financial Statements.)

As of September 30, 1999, the Partnership owned fourteen parcels of land consisting of approximately 2,411 acres. Of the 2,411 acres owned, approximately 2,058 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses. Rental income decreased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, due to the decrease in tillable acres due to land sales and pre-development activity on the Partnership's land investments. This decrease was partially offset by the annual increase in lease amounts from tenants.

Interest income increased for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due primarily to interest income earned on the mortgage loan receivable the Partnership received from the sale of the remaining acres of Parcel 6. See Note 5 of the Notes to Financial Statements for further discussion of the terms of the mortgage loan receivable received from this sale.

Professional services to Affiliates increased for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due to an increase in accounting services required by the Partnership.
Professional services to Affiliates decreased for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998, due to a decrease in legal services required by the Partnership to transact sales.

General and administrative expenses to Affiliates increased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, due to increases in data processing and investor services expenses. General and administrative expenses to non-affiliates decreased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, due primarily to a decrease in postage, messenger service and insurance expense.

Marketing expenses to Affiliates and non-affiliates decreased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, due to less activity in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to Affiliates decreased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, due to a decrease in tillable acres due to land sales. Land operating expenses to non-affiliates decreased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, due to a decrease in real estate tax expenses.


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

YEAR 2000 COSTS
---------------
The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $100,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 compliance costs are not expected to be significant.

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



                            INLAND CAPITAL FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1999


                                  /S/ PATRICIA A. DELROSSO

                            By:   Patricia A. DelRosso
                                  Senior Vice President
                            Date: November 12, 1999


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1999