Form 10-K
period 1999-12-31
INLAND CAPITAL FUND L P
filed 2000-03-23
CIK 878278

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1999

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

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)



                               TABLE OF CONTENTS



                                    Part I                                Page
                                    ------                                ----
  Item  1. Business......................................................   3

  Item  2. Properties....................................................   5

  Item  3. Legal Proceedings.............................................   5

  Item  4. Submission of Matters to a Vote of Security Holders...........   5


                                    Part II
                                    -------
  Item  5. Market for Partnership's Limited Partnership
            Units and Related Security Holder Matters....................   6

  Item  6. Selected Financial Data.......................................   7

  Item  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   8

  Item 7(a)Quantitative and Qualitative Disclosures About Market Risk....  11

  Item  8. Financial Statements and Supplementary Data...................  12

  Item  9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................  30


                                   Part III
                                   --------
  Item 10. Directors and Executive Officers of the Registrant............  30

  Item 11. Executive Compensation........................................  35

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management...................................................  36

  Item 13. Certain Relationships and Related Transactions................  36


                                    Part IV
                                    -------
  Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................  37

  SIGNATURES.............................................................  38

                                    PART I

Item 1. Business

The Registrant, InLand Capital Fund, L.P. (the "Partnership"), is a limited partnership formed on June 21, 1991 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in multiple parcels of land on an all-cash basis. The Partnership intends to engage in a number of preliminary development activities with the objective of maximizing the resale value of the land parcels. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units ("Units") at $1,000 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 1999, the Partnership has repurchased a total of 50.17 Units for $48,172 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

The Partnership is engaged in the business of real estate investment. A presentation of information about industry segments would not be material to an understanding of the Partnership's business taken as a whole.

The  Partnership  acquired  fee  ownership   of  the  following  real  property
investments:

                                         Gross Acres         Purchase/Sales
       Parcel & Location                Purchased/Sold            Date
-----------------------------------  --------------------  ------------------
Parcel 1, Kendall County, Illinois         108.8960             07/22/92

Parcel 2, McHenry County, Illinois         201.0000             11/09/93
                                           (17.7420        sold 08/02/95)
                                            (8.6806        sold Var 1997)
                                            (1.9290        sold Var 1998)
                                           (13.5030        sold Var 1999)

Parcel 3, Will County, Illinois             34.0474             03/04/94
                                           (34.0474        sold 02/04/99)

Parcel 4, Will County, Illinois             86.9195             03/30/94
                                            (2.3050        sold Var 1997)
                                            (3.3600        sold Var 1998)
                                            (1.0331        sold 08/19/99)

Parcel 5, LaSalle County, Illinois         190.9600             04/01/94
                                            (2.0600        sold 04/08/98)
                                          (188.9000        sold 10/07/99)

Parcel 6, DeKalb County, Illinois           59.0800             05/11/94
                                            (4.9233        sold Apr 1998)
                                           (54.1567        sold 07/23/98)

                                         Gross Acres         Purchase/Sales
       Parcel & Location                Purchased/Sold            Date
-----------------------------------  --------------------  ------------------
Parcel 7, Kendall County, Illinois         200.8210             07/28/94

Parcel 8, Kendall County, Illinois         133.0000             08/17/94

Parcel 9, LaSalle County, Illinois         335.9600             08/30/94

Parcel 10, Kendall County, Illinois        230.7860             09/16/94
                                            (7.0390        sold 04/21/95)
                                            (2.9770        sold 11/03/99)

Parcel 11, Kane County, Illinois           123.0000             09/26/94

Parcel 12, Kendall County, Illinois        110.2530             09/28/94

Parcel 13, LaSalle County, Illinois        352.7390             10/06/94
                                           (10.0000        sold 07/27/98)
                                          (342.7390        sold 08/31/98)

Parcel 14, Kendall County, Illinois        134.7760             10/26/94
                                           (10.6430        sold 05/21/99)

Parcel 15, McHenry County, Illinois        169.5400             10/31/94

Parcel 16, McHenry County, Illinois        207.0754             11/30/94

Parcel 17, LaSalle County, Illinois        236.4400             12/07/94

Parcel 18, Kendall County, Illinois        386.9900             11/02/95
                                          (386.9900        sold 08/31/98)


Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of the Partnership's real property investments.

The Partnership purchased, primarily on an all-cash basis, eighteen parcels of undeveloped land and one building and is engaged in the rezoning and resale of the parcels. All of the investments were made in the collar counties surrounding the Chicago metropolitan area. The anticipated holding period of the land is approximately two to seven years from the completion of the land portfolio acquisitions. As of December 31, 1999, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately 1,093 acres of the approximately 3,302 acres originally owned.

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

The Partnership had no employees during 1999.

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

There were no matters submitted to a vote of security holders during 1999.

                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1999, there were 2,665 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop.

Although the Partnership has established a Unit Repurchase Program, funds for repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on page 61 of the Prospectus of the Partnership dated December 13, 1991, as amended, which is incorporated herein by reference. As of December 31, 1999, the Partnership had approximately $167,000 available for the repurchase of Units.

Item 6. Selected Financial Data

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

       For the years ended December 31, 1999, 1998, 1997, 1996 and 1995

            (not covered by the Report of Independent Accountants)

                        1999        1998        1997        1996        1995
                        ----        ----        ----        ----        ----
Total assets....... $23,494,350  25,966,480  28,953,356  29,381,700  28,884,088
                    =========== =========== =========== =========== ===========

Total income....... $ 5,264,045   5,259,595   1,717,766     410,743   1,102,930
                    =========== =========== =========== =========== ===========

Net income......... $ 2,399,704   1,207,517   1,066,944      94,338     368,124
                    =========== =========== =========== =========== ===========
Net income allocated
  to the one General
  Partner Unit..... $   260,957          44         635         943       1,393
                    =========== =========== =========== =========== ===========
Net income allocated
  per Limited
  Partnership
  Unit (b)......... $     66.11       37.32       32.94        2.88       11.32
                    =========== =========== =========== =========== ===========

Distributions per
  Limited Partnership
  Unit from sales
  (b)(c):.......... $    145.50      130.39       30.89         -         19.90
                    =========== =========== =========== =========== ===========

Weighted average
  Limited Partnership
  Units............   32,351.35   32,352.11   32,368.73   32,388.75   32,397.11
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

The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of December 31, 1999, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately 1,093 acres of the 3,302 acres originally owned. As of December 31, 1999, cumulative distributions to the Limited Partners have totaled $10,571,706 (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $259,418 to the General Partner. Through December 31, 1999, the Partnership has used $3,686,748 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of December 31, 1999, the Partnership owns, in whole or in part, thirteen of its original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At December 31, 1999, the Partnership had cash and cash equivalents of $288,022, of which approximately $167,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $121,022 is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has one phase of improvements complete and sites are being marketed to potential buyers, of which 25 of the 190 lots were sold as of December 31, 1999. (See Note 4 of the Notes to
Financial Statements.) Parcel 4, zoned for a variety of business uses, has improvements underway and sites are being marketed to potential buyers, of which one site consisting of .87 acres was sold to a hotel chain on June 6, 1997, another site consisting of 1.435 acres was sold to a combination gas station/convenient store on August 12, 1997, a third site consisting of 1.5 acres was sold to a national fast-food chain on August 13, 1998, a fourth site consisting of 1.86 acres was sold to a different national fast-food chain on October 16, 1998 and a fifth site consisting of 1.033 acres was sold to a national discount tire retailer on August 19, 1999. (See Note 4 of the Notes to Financial Statements.) Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development. The Partnership sold a portion of Parcels 10 and 14 and the remaining acres of Parcels 3 and 5 to unaffiliated third-parties. (See Note 4 of the Notes to Financial Statements.)

Results of Operations

As of December 31, 1999, the Partnership owned thirteen parcels of land consisting of approximately 2,209 acres. Of the 2,209 acres owned, approximately 2,058 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses. Income from the sale of investment properties and the cost of investment properties sold for the year ended December 31, 1999 is the result of the sale of Parcel 3 and Parcel 5, additional lot sales at Parcel 2, the sale of
1.033 acres of Parcel 4, the sale of  2.977  acres of Parcel 10, and the sale of
10.643 acres of Parcel 14. Income from the sale of investment properties and the cost of investment properties sold for the year ended December 31, 1998 is the result of the sale of Parcels 6, 13 and 18, additional sales at Parcels 2 and 4 and an easement sale on Parcel 5. Income from the sale of investment properties and cost of investment properties sold for the year ended December 31, 1997 is the result of the sale of .87 acres of Parcel 4 on June 6, 1997, the sale of
1.435 acres of Parcel 4 on August 12, 1997, the sale of 1.929 acres of Parcel 2 on September 2, 1997 and the sale of 6.7516 acres of Parcel 2 on November 7, 1997. (See Note 4 of the Notes to Financial Statements.)

Rental income decreased for the year ended December 31, 1999, as compared to the years ended December 31, 1998 and 1997, due to the decrease in tillable acres due to land sales and pre-development activity on the Partnership's land investments. This decrease was partially offset by the annual increase in lease amounts from tenants.

Interest income increased for the years ended December 31, 1999 and 1998, as compared to the year ended December 31, 1997, due primarily as a result of the interest income earned on the mortgage loan receivable the Partnership received from the sale of the remaining acreage of Parcel 6. See Note 6 of the Notes to Financial Statements for further discussion of the terms of the mortgage loan receivable received from this sale.

The other income recorded for the year ended December 31, 1999 is the result of the Partnership receiving a non-refundable deposit on a land sale which did not occur. The other income recorded for the year ended December 31, 1998 is the result of the Partnership receiving non-refundable extension fees from the potential buyer of Parcel 3. The other income recorded for the year ended December 31, 1997 is the result of the Partnership receiving a non-refundable deposit on a land sale which did not occur.

Professional services to Affiliates decreased for the year ended December 31, 1999, as compared to the years ended December 31, 1998 and December 31, 1997, due to a decrease in legal services and accounting services. Professional services to non-affiliates decreased for the years ended December 31, 1999 and 1998, as compared to the year ended December 31, 1997, due to a decrease in legal services. This decrease was partially offset by an increase in accounting fees.

General and administrative expenses to Affiliates decreased for the year ended December 31, 1999, as compared to the years ended December 31, 1998 and 1997, due to decreases in postage and investor services expenses. The decrease for the year ended December 31, 1999 was partially offset by an increase in data processing expenses. General and administrative expenses to non-affiliates increased for the years ended December 31, 1999 and 1998, as compared to the year ended December 31, 1997, due primarily to an increase in the Illinois Replacement Tax.

Marketing expenses to Affiliates and non-affiliates decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to a decrease in non-recurring marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers, as well as an increase in the capitalization of marketing costs to specific land parcels. Marketing expenses to Affiliates and non-affiliates increased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to increases in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to Affiliates decreased for the year ended December 31, 1999, as compared to the years ended December 31, 1998 and 1997, due to a decrease in tillable acres due to land sales. Land operating expenses to non-affiliates decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to a decrease in real estate tax expense which was partially offset by an increase in grounds maintenance. Land operating expenses to non-affiliates increased for the year ended December 31, 1998, as compared to the years ended December 31, 1997, due to an increase in real estate taxes and maintenance expenses of the Partnership's land investments.

Year 2000 Issues

As part of it's year 2000 readiness plan, the Partnership had identified three areas for compliance efforts: business computer systems, tenants and suppliers and non-information technology systems. The Partnership had not experienced any problems relating to year 2000 issues in any of these areas. Total costs associated with year 2000 readiness were not material.


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


Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data




                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)


                                     Index
                                     -----
                                                                          Page
                                                                          ----

Independent Auditors' Reports............................................  13

Financial Statements:

  Balance Sheets, December 31, 1999 and 1998.............................  15

  Statements of Operations, for the years ended December 31, 1999,
    1998 and 1997........................................................  17

  Statements of Partners' Capital, for the years ended December
    31, 1999, 1998 and 1997..............................................  19

  Statements of Cash Flows, for the years ended December 31, 1999,
    1998 and 1997........................................................  20

  Notes to Financial Statements..........................................  22




Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


To the Partners of
InLand Capital Fund, L.P.

We have audited the accompanying balance sheet of InLand Capital Fund, L.P. (a limited partnership) as of December 31, 1999, and the related statements of operations, partners' capital, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of InLand Capital Fund, L.P. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP


Chicago, Illinois
February 18, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS



The Partners of InLand
  Capital Fund, L.P.


In our opinion, the accompanying balance sheets and the related statements of operations, partners' capital and cash flows present fairly, in all material respects, the financial position of Inland Capital Fund, L.P. (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                         PricewaterhouseCoopers

Chicago, Illinois
March 15, 1999

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1999 and 1998

                                    Assets
                                    ------

                                                       1999          1998
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   288,022       569,663
  Accrued interest and other receivables..........      82,119        44,801
  Other current assets............................       1,837         2,406
                                                   ------------  ------------
Total current assets..............................     371,978       616,870
                                                   ------------  ------------
Other assets......................................      47,554         3,074
Mortgage loan receivable (Note 6).................     400,000       400,000
Investment properties and improvements (including
  acquisition fees paid to Affiliates of $1,076,390
  and $1,187,120 at December 31, 1999 and 1998,
  respectively) (Notes 3 and 4)...................  22,674,818    24,946,536
                                                   ------------  ------------
Total assets...................................... $23,494,350    25,966,480
                                                   ============  ============




























                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1999 and 1998



                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1999          1998
Current liabilities:                                   ----          ----
  Accounts payable................................ $    75,366        18,124
  Accrued real estate taxes.......................      53,194        80,989
  Due to Affiliates (Note 3)......................      27,698        19,796
  Unearned income.................................      74,537        15,012
                                                   ------------  ------------
Total current liabilities.........................     230,795       133,921
                                                   ------------  ------------
Deferred gain on sale (Note 6)....................       2,805         2,805

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative cash distributions.................    (259,418)         -
    Cumulative net income.........................     274,676        13,719
                                                   ------------  ------------
                                                        15,758        14,219
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 60,000 Units,
      32,349.11 and 32,352.11 outstanding
      at December 31, 1999 and 1998, respectively
      (net of offering costs of $4,466,765, of
      which $3,488,574 was paid to Affiliates)....  27,884,346    27,886,551
    Cumulative cash distributions................. (10,571,706)   (5,864,621)
    Cumulative net income.........................   5,932,352     3,793,605
                                                   ------------  ------------
                                                    23,244,992    25,815,535
                                                   ------------  ------------
Total Partners' capital...........................  23,260,750    25,829,754
                                                   ------------  ------------
Total liabilities and Partners' capital........... $23,494,350    25,966,480
                                                   ============  ============










                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1999, 1998 and 1997



                                         1999          1998          1997
Income:                                  ----          ----          ----
  Sale of investment properties..... $ 4,848,387     4,812,864     1,328,482
  Rental income.....................     237,072       273,188       298,616
  Interest income...................     139,586       133,043        57,643
  Other income......................      39,000        40,500        33,025
                                     ------------  ------------  ------------
                                       5,264,045     5,259,595     1,717,766
Expenses:                            ------------  ------------  ------------
  Cost of investment properties sold   2,602,552     3,609,742       325,044
  Professional services to
    Affiliates......................      31,333        36,583        36,820
  Professional services to
    non-affiliates..................      24,139        24,655        45,112
  General and administrative
    expenses to Affiliates..........      19,402        23,174        22,472
  General and administrative
    expenses to non-affiliates......      21,391        19,139        12,558
  Marketing expenses to Affiliates..      (2,259)       76,926        10,812
  Marketing expenses to
    non-affiliates..................      34,345        60,702        48,084
  Land operating expenses to
    Affiliates......................      50,421        61,445        63,744
  Land operating expenses to
    non-affiliates..................      83,017       139,712        86,176
                                     ------------  ------------  ------------
                                       2,864,341     4,052,078       650,822
                                     ------------  ------------  ------------
Net income.......................... $ 2,399,704     1,207,517     1,066,944
                                     ============  ============  ============
















                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

             For the years ended December 31, 1999, 1998 and 1997



                                         1999          1998          1997
                                         ----          ----          ----
Net income allocated to (Note 2):
  General Partner................... $   260,957            44           635
  Limited Partners..................   2,138,747     1,207,473     1,066,309
                                     ------------  ------------  ------------
Net income.......................... $ 2,399,704     1,207,517     1,066,944
                                     ============  ============  ============

Net income per the one General
  Partner Unit...................... $   260,957            44           635
                                     ============  ============  ============
Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per weighted average
  Limited Partnership Units
  (32,351.35, 32,352.11 and 32,368.73
  for the years ended December 31,
  1999, 1998 and 1997, respectively) $     66.11         37.32         32.94
                                     ============  ============  ============

























                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1999, 1998 and 1997



                                        General       Limited
                                        Partner       Partners       Total
                                     ------------  ------------  ------------
Balance January 1, 1997............. $    13,540    28,784,092    28,797,632

Repurchase of Limited Partnership
  Units.............................        -          (24,192)      (24,192)
Distributions to Partners ($30.89 per
  weighted average Limited Partnership
  Units of 32,368.73) (Note 2)......        -         (999,860)     (999,860)
Net income..........................         635     1,066,309     1,066,944
                                     ------------  ------------  ------------
Balance at December 31, 1997........      14,175    28,826,349    28,840,524

Distributions to Partners ($130.39 per
  weighted average Limited Partnership
  Units of 32,352.11) (Note 2)......        -       (4,218,287)   (4,218,287)
Net income..........................          44     1,207,473     1,207,517
                                     ------------  ------------  ------------
Balance at December 31, 1998........      14,219    25,815,535    25,829,754


Repurchase of Limited Partnership
  Units.............................        -           (2,205)       (2,205)
Distributions to Partners ($145.50 per
  weighted average Limited Partnership
  Units of 32,351.35) (Note 2)......    (259,418)   (4,707,085)   (4,966,503)
Net income..........................     260,957     2,138,747     2,399,704
                                     ------------  ------------  ------------
Balance December 31, 1999........... $    15,758    23,244,992    23,260,750
                                     ============  ============  ============















                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1999, 1998 and 1997


                                         1999          1998          1997
Cash flows from operating activities:    ----          ----          ----
  Net income........................ $ 2,399,704     1,207,517     1,066,944
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Gain on sale of investment
     properties.....................  (2,245,835)   (1,203,122)   (1,003,438)
    Changes in assets and liabilities:
      Accrued interest and other
       receivables..................     (37,318)      (43,783)        3,885
      Other current assets..........     (43,911)          226            70
      Accounts payable..............      57,242         9,534      (465,468)
      Accrued real estate taxes.....     (27,795)        7,892            66
      Due to Affiliates.............       7,902         9,453         3,892
      Unearned income...............      59,525        (5,790)       (9,726)
      Deferred gain on sale.........        -           (5,084)         -
Net cash provided by (used in)       ------------  ------------  ------------
  operating activities..............     169,514       (23,157)     (403,775)
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Additions to investment properties    (330,834)     (254,963)     (911,759)
  Sale (purchase) of marketable
    securities, net.................        -          174,800       903,002
  Other assets......................        -          166,065      (169,139)
  Principal payments collected on
    mortgage loans receivable.......        -          725,000          -
  Proceeds from sale of investment
    properties......................   4,848,387     3,695,753     1,328,482
Net cash provided by (used in)       ------------  ------------  ------------
  investing activities..............   4,517,553     4,506,655     1,150,586
                                     ------------  ------------  ------------















                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows
                                  (continued)

             For the years ended December 31, 1999, 1998 and 1997


                                         1999          1998          1997
                                         ----          ----          ----
Cash flows from financing activities:
  Repurchase of Limited Partnership
    Units........................... $    (2,205)         -          (24,192)
  Distributions paid................  (4,966,503)   (4,218,287)     (999,860)
                                     ------------  ------------  ------------
Net cash used in financing activities (4,968,708)   (4,218,287)   (1,024,052)
Net increase (decrease) in cash and  ------------  ------------  ------------
  cash equivalents..................    (281,641)      265,211      (277,241)
Cash and cash equivalents at
  beginning of year.................     569,663       304,452       581,693
Cash and cash equivalents at end of  ------------  ------------  ------------
  year.............................. $   288,022       569,663       304,452
                                     ============  ============  ============



Supplemental schedule of noncash investing activities:

Mortgage loan receivable............ $      -       (1,125,000)         -
Reduction of investment properties..   2,602,552     3,609,742          -
Deferred gain on sale...............        -            7,889          -
Gain on sale of land................   2,245,835     1,203,122          -
Proceeds from sale of investment     ------------  ------------  ------------
  properties........................ $ 4,848,387     3,695,753          -
                                     ============  ============  ============



















                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1999, 1998 and 1997


(1) Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited
Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 1999, the Partnership has repurchased and canceled a total of 50.17 Units for $48,172 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity. As of December 31, 1999, the Partnership has not recognized any such impairment.

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
                                       1999                      1998
                             ------------------------  ------------------------
                                GAAP        Tax           GAAP        Tax
                                Basis       Basis         Basis       Basis
                             ----------- ------------  ----------- ------------
Total assets................ $23,494,350   23,494,350   25,966,480   25,966,480

Partners' capital:
  General Partner...........      15,758       15,758       14,219       14,219
  Limited Partners..........  23,244,992   23,245,060   25,815,535   25,815,604

Net income:
  General Partner...........     260,957      260,957           44           44
  Limited Partners..........   2,138,747    2,138,747    1,207,473    1,207,473

Net income per Limited
  Partnership Unit, basic
  and diluted...............       66.11        66.11        37.32        37.32

The net income per Limited Partnership Unit is based upon the weighted average number of Units of 32,351.35 and 32,352.11 during 1999 and 1998, respectively.


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

                            INLAND CAPITAL FUND, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $878 and $2,722 was unpaid as of December 31, 1999 and 1998, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $50,421, $61,445 and $63,744 have been incurred for the years ended December 31, 1999, 1998 and 1997, respectively, of which $0 and $14,024 was unpaid as of December 31, 1999 and 1998, respectively.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $(2,259), $76,926 and $10,812 have been incurred and are included in marketing expenses to Affiliates for the years ended December 31, 1999, 1998 and 1997, respectively, of which $0 and $3,000 was unpaid as of December 31, 1999 and 1998, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project. Such costs of $100,516, $48,939, and $102,300 have been incurred for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in investment properties, of which $26,819 and $0 was unpaid as of December 31, 1999 and 1998, respectively.

                                                       INLAND CAPITAL FUND, L.P.
                                                        (a limited partnership)

                                                     Notes to Financial Statements
                                                              (continued)

(4) Investment Properties

                                                                                                            Total
                   Gross                           Initial Costs                 Costs       Cumulative   Remaining     Current
                   Acres    Purchase/ --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)     Date        Costs       Costs        Costs      Acquisition       Sold       12/31/99    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
                                                                                                                                 1
  Kendall    108.8960      07/22/92   $   707,566       57,926      765,492         83,121         -         848,613         -

  2    McHenry   201.0000  11/09/93     2,020,314      122,145    2,142,459      1,758,109      942,483    2,958,085      438,841
                 (17.7420) 08/02/95
                  (8.6806) Var 1997
                  (1.9290) Var 1998
                 (13.5030) Var 1999

  3    Will       34.0474  03/04/94     1,235,830       88,092    1,323,922         37,857    1,361,779         -       1,232,401
                 (34.0474) 02/04/99

  4    Will       86.9195  03/30/94     1,778,820      143,817    1,922,637        407,460      261,286    2,068,811      277,948
                  (2.3050) Var 1997
                  (3.3600) Var 1998
                  (1.0331) 08/19/99

  5    LaSalle   190.9600  04/01/94       532,000       18,145      550,145         69,391      619,536         -         159,729
                  (2.0600) 04/08/98
                (188.9000) 10/07/99

  6    DeKalb     59.0800  05/11/94       670,207       58,373      728,580        486,869    1,215,449         -            -
                  (4.9233) Apr 1998
                 (54.1567) 07/23/98

  7    Kendall   200.8210  07/28/94     1,506,158       82,999    1,589,157         27,069         -       1,616,226         -

  8    Kendall   133.0000  08/17/94     1,300,000      106,949    1,406,949          9,229         -       1,416,178         -

  9    LaSalle   335.9600  08/30/94       993,441       79,329    1,072,770        113,566         -       1,186,336         -

  10   Kendall   223.7470  09/16/94     2,693,025      205,660    2,898,685         32,343       38,989    2,892,039       47,755
                  (2.9770) 11/03/99

10A(a) Kendall     7.0390  09/16/94       206,975       15,806      222,781          1,327      224,108         -            -
                  (7.0390) 04/21/95

  11   Kane      123.0000  09/26/94     1,353,000       75,551    1,428,551         14,506         -       1,443,057         -

  12   Kendall   110.2530  09/28/94       600,001       51,220      651,221         67,554         -         718,775         -
                                      ------------ ------------ ------------ -------------- ------------ ------------ ------------
  Subtotal                             15,597,338    1,106,011   16,703,349      3,108,401    4,663,630   15,148,120    2,156,674



                                                              -27-


                                     -27-



                                                    INLAND CAPITAL FUND, L.P.
                                                     (a limited partnership)

                                                  Notes to Financial Statements
                                                           (continued)


(4) Investment Properties (continued)

                                                                                                            Total
                   Gross                           Initial Costs                 Costs       Cumulative   Remaining     Current
                   Acres    Purchase/ --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)     Date        Costs       Costs        Costs      Acquisition       Sold       12/31/99    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
  Subtotal                             15,597,338    1,106,011   16,703,349      3,108,401    4,663,630   15,148,120    2,156,674

  13   LaSalle   352.7390  10/06/94     1,032,666       91,117    1,123,783         22,723    1,146,506         -            -
                 (10.0000) 07/27/98
                (342.7390) 08/31/98

  14   Kendall   134.7760  10/26/94     1,000,000       81,674    1,081,674          9,514       85,960    1,005,228       89,161
                 (10.6430) 05/21/99

  15   McHenry   169.5400  10/31/94     2,900,000       79,196    2,979,196        257,531         -       3,236,727         -

  16   McHenry   207.0754  11/30/94     1,760,256      101,388    1,861,644        250,139         -       2,111,783         -

  17   LaSalle   236.4400  12/07/94     1,060,286       74,735    1,135,021         37,939         -       1,172,960         -

  18   Kendall   386.9900  11/02/95       934,993      126,329    1,061,322            501    1,061,823         -            -
                (386.9900) 08/31/98
                                      ------------ ------------ ------------ -------------- ------------ ------------ ------------
                                      $24,285,539    1,660,450   25,945,989      3,686,748    6,957,919   22,674,818    2,245,835
                                      ============ ============ ============ ============== ============ ============ ============



















                                                              -28-

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

(b) The aggregate cost of real estate owned at December 31, 1999 for Federal income tax purposes was approximately $22,675,000 (unaudited).

(c) Reconciliation of real estate owned:

                                                 1999          1998
                                                 ----          ----
    Balance at January 1,................... $24,946,536    28,301,315
    Additions during year...................     330,834       254,963
                                             ------------  ------------
                                              25,277,370    28,556,278
    Sales during year.......................   2,602,552     3,609,742
                                             ------------  ------------
    Balance at December 31,................. $22,674,818    24,946,536
                                             ============  ============


(5) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 1999, the Partnership had farm leases of generally one year in duration, for approximately 2,058 acres of the approximately 2,209 acres owned.


(6) Mortgage Loans Receivable

As a result of the sale of the remaining acres of Parcel 6 for a sales price of $1,125,000 on July 7, 1998, the Partnership received a mortgage loan receivable of $1,125,000 and recorded a deferred gain on sale of $7,889. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received, of which $5,084 has been recognized as of December 31, 1999. Of the $1,125,000 mortgage loan receivable received, $725,000 accrued interest at 9% per annum and had a maturity date of November 30, 1998 (extended from September 30, 1998). On November 30, 1998, the $725,000 principal payment was received. The remaining $400,000 accrues interest at 9% per annum and has a maturity date of July 7, 2001, at which time all accrued interest, as well as principal, is due. As of December 31, 1999, accrued interest totaled $80,744.

As of December 31, 1999, the fair market value of the mortgage loan receivable approximated its carrying value.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1999.



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


Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                               Functional Title

  Daniel L. Goodwin....... Chairman and Chief Executive Officer
  Robert H. Baum.......... Executive Vice President-General Counsel
  G. Joseph Cosenza....... Senior Vice President-Acquisitions
  Robert D. Parks......... Senior Vice President-Investments
  Brenda G. Gujral........ President and Chief Operating Officer-IREIC
  Catherine L. Lynch...... Treasurer
  Roberta S. Matlin....... Assistant Vice President-Investments
  Mark Zalatoris.......... Assistant Vice President-Due Diligence
  Patricia A. DelRosso.... Vice President-Asset Management
  Kelly Tucek............. Assistant Vice President-Partnership Accounting
  Venton J. Carlston...... Assistant Controller

    DANIEL L. GOODWIN (age 56) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Corporation.

Mr. Goodwin has been in the housing industry for more than 30 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for six years. He is an advisor for the Office of Housing Coordination Services of the State of Illinois, and a member of the Seniors Housing Committee of the National Multi-Housing Council. He was appointed Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference by former Governor Edgar. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, a provider of affordable housing.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the BBF Family Services' Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of those original students are employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently Vice Chairman of the Board of Trustees of Benedictine University. Since January 1996, he has been Chairman of the Northeastern Illinois University Board of Trustees.

In 1988 Mr. Goodwin received the Outstanding Business Leader Award from the Oak Brook Jaycees and in March 1994 he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1998 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry. The Ray Graham Association for People with Disabilities honored Mr. Goodwin as the 1999 Employer of the Year. Also, in 1999, the YWCA DuPage District bestowed the Corporate Recognition Award for Inland's policies and practices that demonstrate a commitment to the advancement of women in the workplace. For many years, he has been Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth and he served as the recent Chairman of the Speakers Club of the Illinois House of Representatives.

    ROBERT H. BAUM (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American
Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of twelve persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught in the LaGrange Illinois School District and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently a Director on the Board of Westbank in Westchester and Hillside, Illinois.

    ROBERT D. PARKS (age 55) is a Director of The Inland Group, Inc.; Chairman of Inland Real Estate Investment Corporation; President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation, and Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. degree from Northeastern Illinois University and his M.A. degree from the University of Chicago. He is a member of the Real Estate Investment Association and a member of the National Association of Real Estate Investment Trusts (NAREIT).

    BRENDA G. GUJRAL (age 58) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC), the parent company of the Advisor. She is also President and Chief Operating Officer of the Dealer-Manager, Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

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

    CATHERINE L. LYNCH (age 41) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 55) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. She is a Director of Inland Real Estate Investment Corporation,
Inland Securities Corporation, and Inland Real Estate Advisory Services, Inc. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 42) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management, especially with regard to financing activities. Mr. Zalatoris is a graduate of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. DELROSSO (age 47) joined Inland in 1985. Ms. DelRosso serves as Senior Vice President of Inland Real Estate Investment Corporation in the
area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 37) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 42) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

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

The General Partner and its Affiliates may be reimbursed for its expenses or out-of-pocket costs relating to the administration of the Partnership. As of December 31, 1999, such costs were $50,735, of which $878 was unpaid.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. For the year ended December 31, 1999, the Partnership incurred $50,421 in Asset Management Fees, of which $0 was unpaid.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. For the year ended December 31, 1999, such costs were $(2,259), of which $0 was unpaid.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the year ended December 31, 1999, the Partnership incurred $100,516 of such costs, of which $26,819 is unpaid, and are included in investment properties.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership as of December 31, 1999:

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

(b) Exhibits. The following exhibits are filed as part of this Report:

    23   Consent of Independent Accountants

    27   Financial Data Schedule

    The following exhibits are incorporated herein by reference:

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

(d) Reports on Form 8-K:

    Report on Form 8-K dated January 26, 2000
    Item 4. Changes in Registrant's Certifying Accountant



No Annual Report or proxy material for the year 1999 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND CAPITAL FUND, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 22, 2000

                                  /s/ Patricia A. DelRosso

                            By:   Patricia A. DelRosso
                                  Senior Vice President
                            Date: March 22, 2000

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 22, 2000

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 22, 2000

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 22, 2000