Form 10-Q
period 2000-03-31
INLAND CAPITAL FUND L P
filed 2000-05-11
CIK 878278

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2000

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


       2901 Butterfield Road, Oak Brook, Illinois         60523
        (Address of principal executive office)         (Zip Code)


    Registrant's telephone number, including area code:  630-218-
8000


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

                     March 31, 2000 and December 31, 1999
                                  (unaudited)

                                    Assets
                                    ------

                                                       2000
1999
Current assets:                                        ----
----
  Cash and cash equivalents (Note 1).............. $   235,448
288,022
  Accounts and accrued interest receivable
    (Note 5)......................................      94,823
82,119
  Other current assets............................         779
1,837
                                                   ------------  -
-----------
Total current assets..............................     331,050
371,978
                                                   ------------  -
-----------
Other assets......................................      47,554
47,554
Mortgage loan receivable (Note 5).................     400,000
400,000
Investment properties and improvements
  (including acquisition fees paid to Affiliates
  of $1,076,390 at March 31, 2000 and December
  31, 1999) (Notes 1 and 3).......................  22,747,531
22,674,818
                                                   ------------  -
-----------
Total assets...................................... $23,526,135
23,494,350
                                                   ============
============


























                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 2000 and December 31, 1999
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       2000
1999
Current liabilities:                                   ----
----
  Accounts payable................................ $    37,392
75,366
  Accrued real estate taxes.......................      67,496
53,194
  Due to Affiliates (Note 2)......................      48,520
27,698
  Unearned income.................................     125,593
74,537
                                                   ------------  -
-----------
Total current liabilities.........................     279,001
230,795
                                                   ------------  -
-----------
Deferred gain on sale of investment properties
  (Note 5)........................................       2,805
2,805

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500
500
    Cumulative cash distributions.................    (259,418)
(259,418)
    Cumulative net income.........................     274,512
274,676
                                                   ------------  -
-----------
                                                        15,594
15,758
  Limited Partners:                                ------------  -
-----------
    Units of $1,000.  Authorized 60,000 Units,
      32,349 Units outstanding (net of offering
      costs of $4,466,765, of which $3,488,574
      was paid to Affiliates).....................  27,884,346
27,884,346
    Cumulative net income.........................   5,916,095
5,932,352
    Cumulative cash distributions................. (10,571,706)
(10,571,706)
                                                   ------------  -
-----------
                                                    23,228,735
23,244,992
                                                   ------------  -
-----------
Total Partners' capital...........................  23,244,329
23,260,750
                                                   ------------  -
-----------
Total liabilities and Partners' capital........... $23,526,135
23,494,350
                                                   ============
============










                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 2000 and 1999
                                  (unaudited)



                                                       2000
1999
Income:                                                ----
----
  Sale of investment properties (Notes 1 and 3)... $      -
2,746,932
  Rental income (Note 4)..........................      71,251
56,206
  Interest income.................................      11,747
33,751
                                                   ------------  -
-----------
                                                        82,998
2,836,889
Expenses:                                          ------------  -
-----------
  Cost of investment properties sold..............        -
1,422,749
  Professional services to Affiliates.............       8,547
11,748
  Professional services to non-affiliates.........      25,335
22,590
  General and administrative expenses to
    Affiliates....................................       7,759
11,129
  General and administrative expenses to
    non-affiliates................................      19,922
9,988
  Marketing expenses to Affiliates................       2,228
7,607
  Marketing expenses to non-affiliates............       7,532
21,948
  Land operating expenses to Affiliates...........      12,605
12,780
  Land operating expenses to non-affiliates.......      15,491
20,668
                                                   ------------  -
-----------
                                                        99,419
1,541,207
                                                   ------------  -
-----------
Net income (loss)................................. $   (16,421)
1,295,682
                                                   ============
============

Net income (loss) allocated to:
  General Partner.................................        (164)
(285)
  Limited Partners................................     (16,257)
1,295,967
                                                   ------------  -
-----------
Net income (loss)................................. $   (16,421)
1,295,682
                                                   ============
============

Net loss allocated to the one General Partner
  Unit............................................ $      (164)
(285)
                                                   ============
============

Net income (loss) per Unit allocated to Limited
  Partners per weighted average Limited
  Partnership Units (32,349 and 32,352 for
  the three months ended March 31, 2000 and 1999,
  respectively)................................... $      (.50)
40.06
                                                   ============
============



                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 2000 and 1999
                                  (unaudited)




                                                       2000
1999
Cash flows from operating activities:                  ----
----
  Net income (loss)............................... $   (16,421)
1,295,682
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
  Gain on sale of investment properties...........        -
(1,324,183)
  Changes in assets and liabilities:
      Accounts and accrued interest receivable....     (12,704)
(15,603)
      Other current assets........................       1,058
1,379
      Accounts payable............................     (37,974)
3,112
      Accrued real estate taxes...................      14,302
2,604
      Due to Affiliates...........................      20,822
10,600
      Unearned income.............................      51,056
60,805
                                                   ------------  -
-----------
Net cash provided by operating activities.........      20,139
34,396
                                                   ------------  -
-----------
Cash flows from investing activities:
  Other assets....................................        -
(37,256)
  Additions to investment properties..............     (72,713)
(95,840)
  Proceeds from sale of investment properties.....        -
2,746,932
Net cash provided by (used in) investing           ------------  -
-----------
  activities......................................     (72,713)
2,613,836
Net increase (decrease) in cash and cash           ------------  -
-----------
  equivalents.....................................     (52,574)
2,648,232
Cash and cash equivalents at beginning of period..     288,022
569,663
                                                   ------------  -
-----------
Cash and cash equivalents at end of period........ $   235,448
3,217,895
                                                   ============
============
















                See accompanying notes to financial statements.

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 2000
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the
Partnership's audited
financial statements for the  fiscal  year  ended  December 31,
1999, which are
included  in  the  Partnership's  1999   Annual  Report,  as
certain  footnote
disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on
June 21, 1991 by
the filing of a Certificate of Limited Partnership under the Revised Uniform
Limited Partnership Act of the  State  of  Delaware.  On December
13, 1991, the
Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated
Agreement of Limited Partnership (the "Partnership Agreement") provides for
Inland Real Estate  Investment  Corporation  to  be  the  General
Partner.  The
Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at
$1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited
Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of March 31, 2000, the Partnership has repurchased and canceled a total of 50.17 Units for $48,172 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

                           INLAND CAPITAL FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 2000
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $14,120 and $878 was unpaid as of March 31, 2000 and December 31, 1999, respectively.

The General Partner is entitled to  receive Asset Management Fees equal to one-
quarter of 1% of  the  original  cost  to  the  Partnership of undeveloped land
annually, limited to a cumulative total over  the life of the
Partnership of 2%
of the land's original  cost  to  the  Partnership.    Such fees
of $12,605 and
$12,780 have been incurred and are included in land operating expenses to
Affiliates for the three months ended March 31, 2000 and 1999, respectively, of which $12,605 and $0 was unpaid as of March 31, 2000 and December 31, 1999, respectively.

An Affiliate of the General  Partner  performed sales marketing and advertising
services for the Partnership and  was  reimbursed  (as set forth under terms of
the Partnership Agreement) for direct costs.    Such costs of
$2,228 and $7,607
have been incurred and are included in marketing expenses to Affiliates for the three months ended March 31, 2000 and 1999, respectively, of which $2,288 and
$0 was unpaid as of March 31, 2000 and December 31, 1999, respectively.

An Affiliate of  the  General  Partner  performed  property
upgrades, rezoning,
annexation and other activities  to  prepare the Partnership's land investments
for sale and  was  reimbursed  (as  set  forth  under  terms of the Partnership
Agreement) for salaries and direct costs.   The Affiliate did not
take a profit
on any project. Such costs of $30,511 and $32,961 have been incurred for the three months ended March 31, 2000 and 1999, respectively, and are included in investment properties, of which $19,507 and $26,820 was unpaid as of March 31,
2000 and December 31, 1999, respectively.

                                                       INLAND
CAPITAL FUND, L.P.
                                                        (a limited
partnership)

                                                     Notes to
Financial Statements

(continued)

(3) Investment Properties

Total
                   Gross                           Initial Costs
Costs       Cumulative   Remaining     Current
                   Acres    Purchase/ ----------------------------
----------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition
Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)     Date        Costs       Costs
Costs      Acquisition       Sold       03/31/00    Recognized
------ --------- --------- ---------- ------------ ------------ --
---------- -------------- ------------ ------------ ------------
  1    Kendall   108.8960  07/22/92   $   707,566       57,926
765,492         83,942         -         849,434         -

  2    McHenry   201.0000  11/09/93     2,020,314      122,145
2,142,459      1,774,040      942,483    2,974,016         -
                 (17.7420) 08/02/95
                  (8.6806) Var 1997
                  (1.9290) Var 1998
                 (13.5030) Var 1999

  3    Will       34.0474  03/04/94     1,235,830       88,092
1,323,922         37,857    1,361,779         -            -
                 (34.0474) 02/04/99

  4    Will       86.9195  03/30/94     1,778,820      143,817
1,922,637        418,859      261,286    2,080,210         -
                  (2.3050) Var 1997
                  (3.3600) Var 1998
                  (1.0331) 08/19/99

  5    LaSalle   190.9600  04/01/94       532,000       18,145
550,145         69,391      619,536         -            -
                  (2.0600) 04/08/98
                (188.9000) 10/07/99

  6    DeKalb     59.0800  05/11/94       670,208       58,372
728,580        486,869    1,215,449         -            -
                  (4.9233) Apr 1998
                 (54.1567) 07/23/98

  7    Kendall   200.8210  07/28/94     1,506,158       82,999
1,589,157         29,388         -       1,618,545         -

  8    Kendall   133.0000  08/17/94     1,300,000      106,949
1,406,949         10,011         -       1,416,960         -

  9    LaSalle   335.9600  08/30/94       993,441       79,329
1,072,770        114,308         -       1,187,078         -

  10   Kendall   223.7470  09/16/94     2,693,025      205,660
2,898,685         56,032       38,989    2,915,728         -
                  (2.9770) 11/03/99

10A(a) Kendall     7.0390  09/16/94       206,975       15,806
222,781          1,327      224,108         -            -
                  (7.0390) 04/21/95

  11   Kane      123.0000  09/26/94     1,353,000       75,551
1,428,551         15,404         -       1,443,955         -

  12   Kendall   110.2530  09/28/94       600,001       51,220
651,221         77,371         -         728,592         -
                                      ------------ ------------ --
---------- -------------- ------------ ------------ ------------
  Subtotal                             15,597,338    1,106,011
16,703,349      3,174,799    4,663,630   15,214,518         -



                                                               -8-


                                      -8-



                                                    INLAND CAPITAL
FUND, L.P.
                                                     (a limited
partnership)

                                                  Notes to
Financial Statements

(continued)


(3) Investment Properties (continued)



Total
                   Gross                           Initial Costs
Costs       Cumulative   Remaining     Current
                   Acres    Purchase/ ----------------------------
----------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition
Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)     Date        Costs       Costs
Costs      Acquisition       Sold       03/31/00    Recognized
------ --------- --------- ---------- ------------ ------------ --
---------- -------------- ------------ ------------ ------------
  Subtotal                             15,597,338    1,106,011
16,703,349      3,174,799    4,663,630   15,214,518         -

  13   LaSalle   352.7390  10/06/94     1,032,666       91,117
1,123,783         22,723    1,146,506         -            -
                 (10.0000) 07/27/98
                (342.7390) 08/31/98

  14   Kendall   134.7760  10/26/94     1,000,000       81,674
1,081,674         10,179       85,960    1,005,893         -
                 (10.6430) 05/21/99

  15   McHenry   169.5400  10/31/94     2,900,000       79,196
2,979,196        260,053         -       3,239,249         -

  16   McHenry   207.0754  11/30/94     1,760,256      101,388
1,861,644        252,622         -       2,114,266         -

  17   LaSalle   236.4400  12/07/94     1,060,286       74,735
1,135,021         38,584         -       1,173,605         -

  18   Kendall   386.9900  11/02/95       934,993      126,329
1,061,322            501    1,061,823         -            -
                (386.9900) 08/31/98
                                      ------------ ------------ --
---------- -------------- ------------ ------------ ------------
                                      $24,285,539    1,660,450
25,945,989      3,759,461    6,957,919   22,747,531         -
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

                                March 31, 2000
                                  (unaudited)


(3) Investment Properties (continued)

(a) Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold in April
1995.

(b) Reconciliation of investment properties and improvements owned:

                                                     March 31,
December 31,
                                                      2000
1999
                                                   ------------- -
-----------
  Balance at January 1,........................... $ 22,674,818
24,946,536
  Additions during period.........................       72,713
330,834
  Sales during period.............................         -
(2,602,552)
                                                   ------------- -
-----------
  Balance at end of period........................ $ 22,747,531
22,674,818
                                                   =============
============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 2000, the Partnership had farm leases of generally one year in duration, for approximately 1,943 acres of the approximately 2,209 acres owned.


(5) Mortgage Loan Receivable

As a result of the sale of the remaining acres of Parcel 6 for a sales price of
$1,125,000 on July 7, 1998, the Partnership received a mortgage loan receivable of $1,125,000 and recorded a deferred gain on sale of $7,889. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received, of which $5,084 has been recognized as of
March 31, 2000. Of the $1,125,000 mortgage loan receivable received, $725,000 accrued interest at 9% per annum and had a maturity date of November 30, 1998
(extended from September 30, 1998). The remaining $400,000 accrues interest at
9% per annum and has a maturity date of July 7, 2001, at which time all accrued interest, as well as principal, is due. As of March 31, 2000, accrued interest receivable totaled $89,720.

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

The Partnership used $25,945,989 of gross  offering proceeds to purchase, on an
all-cash basis, eighteen parcels of  land  and one building.
These investments
include the payment of  the  purchase  price,  acquisition fees and acquisition
costs of such properties.  One  of  the  parcels was purchased during 1992, one
during 1993, fifteen during 1994 and  one  during  1995.  As of
March 31, 2000,
the Partnership  has  had  multiple  sales  transactions  through which it has
disposed of the  building  and  approximately  1,093  acres  of the 3,302 acres
originally owned.   As  of  March  31,  2000,  cumulative
distributions to the
Limited Partners have totaled $10,571,706 (which represents a return of
Invested Capital, as defined  the  Partnership  Agreement).
Through March 31,
2000, the Partnership has used $3,759,461 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of March 31, 2000, the Partnership owns, in whole or in part, thirteen of its original eighteen parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At March 31, 2000, the Partnership had cash and cash equivalents of $235,448 of which approximately $169,400 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining amount is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels.
The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the  value of its land through pre-development
activities such as rezoning, annexation  and land planning. The
Partnership has
already been successful in, or is in the process of pre-
development activity on
a majority of the  Partnership's  land  investments.  Parcel  2, annexed to the
village of McHenry and zoned for a business park, has one phase of improvements
complete and sites are being marketed  to  potential buyers, of which 25 of the
190 lots were sold as of March 31,  2000. (See Note 3 of the Notes to Financial
Statements.)  Parcel 4, zoned for  a variety of business uses, has improvements
underway and sites are being  marketed  to  potential buyers, of which one site
consisting of .87 acres was sold to a hotel chain on June 6, 1997, another site
consisting of 1.435  acres  was  sold  to  a combination gas station/convenient
store on August 12, 1997, a third  site  consisting  of 1.5 acres was sold to a
national fast-food chain on August 13,  1998,  a fourth site consisting of 1.86
acres was sold to a different national  fast-food chain on October
16, 1998 and
a fifth site consisting of  1.033  acres  was  sold to a national discount tire
retailer on August 19, 1999. (See Note 3 of the Notes to Financial
Statements.)
Parcels 15 and 16 have been  annexed  to  the  village of Huntley and zoned for
residential and commercial  development.    The  Partnership  sold
a portion of
Parcels 10 and 14 and the remaining acres of Parcels 3 and 5 to unaffiliated third-parties. (See Note 3 of the Notes to Financial Statements.)

Results of Operations

Income from the  sale  of  investment  properties  and  the  cost of investment
properties sold for the three months ended  March 31, 1999 is the result of the
sale of approximately 36 acres, including  the  sale of Parcel 3 on February 4,
1999 and two additional lots of Parcel 2  on February 12, 1999.
(See Note 3 of
the Notes  to  Financial  Statements.)    There  were  no  sales
of investment
properties for the three months ended March 31, 2000.

As of March 31, 2000, the Partnership owned thirteen parcels of land consisting of approximately 2,209 acres. Of the 2,209 acres owned, approximately 1,943 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses. Rental income increased for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, due to the increase in annual lease amounts from tenants.

Interest income  decreased  for  the  three  months  ended  March
31, 2000, as
compared to the three months ended March  31, 1999, due primarily to a decrease
in interest income  earned  on  overnight  investments.    There
was less cash
available to invest due to the $2,000,000 distribution to the limited partners on December 3, 1999.

Professional services to Affiliates decreased for the three months ended March
31, 2000, as compared to the three months ended March 31, 1999, due to a decrease in accounting services required by the Partnership. Professional services to non-affiliates increased for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, due to an increase in accounting fees.

General and  administrative  expenses  to  Affiliates  decreased for the three
months ended March 31, 2000, as  compared  to  the three months ended March 31,
1999,  due  to  a  decrease  in   investor  services  expenses.
General  and
administrative expenses to non-affiliates increased for the three months ended
March 31, 2000, as  compared  to  the  three  months  ended March
31, 1999, due
primarily to an increase in the Illinois Replacement Tax.

Marketing expenses to Affiliates and non-affiliates decreased for the three months ended March 31, 2000, as compared to the three months ended March 31,
1999, due to decreases in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to non-affiliates decreased for the three months ended
March 31, 2000, as compared to the three months ended March 31, 1999, due to decreases in utilities and real estate tax expenses.



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



                            INLAND CAPITAL FUND, L.P.

                            By:   Inland Real Estate Investment
Corporation
                                  General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 11, 2000


                                  /S/ PATRICIA A. DELROSSO

                            By:   Patricia A. DelRosso
                                  Senior Vice President
                            Date: May 11, 2000


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 11, 2000