Form 10-Q
period 2000-06-30
INLAND CAPITAL FUND L P
filed 2000-08-14
CIK 878278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1999

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________to __________________

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

_______________N/A_______________
(Former name, former address and former fiscal
year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

June 30, 2000 and December 31, 1999
(unaudited)

Assets

	2000	1999
Current assets:
Cash and cash equivalents (Note 1)	$267,882	288,022
Accounts and accrued interest receivable (Note 5)	99,415	82,119
Other current assets	940	1,837

Total current assets	368,237	371,978

Other assets	47,554	47,554
Mortgage loan receivable (Note 5)	400,000	400,000
Investment properties and improvements (including acquisition fees paid to Affiliates of $1,076,390 at June 30, 2000 and December 31, 1999) (Notes 1 and 3)	22,752,728	22,674,818

Total assets	$23,568,519	23,494,350
	========	========

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2000 and December 31, 1999
(unaudited)

Liabilities and Partners' Capital

	2000	1999
Current liabilities:
Accounts payable	$4,347	75,366
Accrued real estate taxes	56,290	53,194
Due to Affiliates (Note 2)	2,136	27,698
Unearned income	246,869	74,537

Total current liabilities	309,642	230,795

Deferred gain on sale of investment properties (Note 5)	2,805	2,805

Partners' capital (Notes 1 and 2):
General Partner:
Capital contribution	500	500
Cumulative net income.	274,710	274,676
Cumulative cash distributions	(259,418)	(259,418)

	15,792	15,758
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 and 32,349 Units outstanding (net of offering costs of $4,466,765, of which $3,488,574 was paid to Affiliates) at June 30, 2000 and December 31, 1999, respectively	27,876,265	27,884,346
Cumulative net income	5,935,721	5,932,352
Cumulative cash distributions.	(10,571,706)	(10,571,706)

	23,240,280	23,244,992

Total Partners' capital	23,256,072	23,260,750

Total liabilities and Partners' capital...	$23,568,519	23,494,350
	=========	=========

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2000 and 1999
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
Income:
Sale of investment property (Notes 1 and 3)	$-	372,425	-	3,119,357
Rental income (Note 4)	59,223	59,850	130,474	116,056
Interest income	15,487	49,340	27,234	83,091

	74,710	481,615	157,708	3,318,504

Expenses:
Cost of investment property sold.	-	177,630	-	1,600,379
Professional services to Affiliates.	4,880	6,815	13,427	18,563
Professional services to non- affiliates	2,002	875	27,337	23,465
General and administrative expenses to Affiliates	2,173	5,758	9,932	16,887
General and administrative expenses to non-affiliates	6,784	6,203	26,706	16,191
Marketing expenses to Affiliates.	3,802	2,463	6,030	10,070
Marketing expenses to non- affiliates	2,066	6,927	9,598	28,875
Land operating expenses to Affiliates	12,605	12,780	25,210	25,560
Land operating expenses to non- affiliates	20,574	12,277	36,065	32,945

	54,886	231,728	154,305	1,772,935

Net income.	$19,824	249,887	3,403	1,545,569
	==========	==========	==========	==========

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and six months ended June 30, 2000 and 1999
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999

Net income allocated to:
General Partner.	$198	551	34	266
Limited Partners.	19,626	249,336	3,369	1,545,303

Net income.	19,824	249,887	3,403	1,545,569
	==========	==========	==========	==========

Net income (loss) allocated to the one General Partner Unit.	198	551	34	266
	==========	==========	==========	=========

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 32,341 and 32,352 for the three months ended June 30, 2000 and 1999, and 32,345 and 32,352 for the six months ended June 30, 2000 and 1999, respectively	.61	7.71	.10	47.77
	==========	==========	==========	=========

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2000 and 1999
(unaudited)

	2000	1999
Cash flows from operating activities:
Net income	$3,403	1,545,569
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of investment properties	-	(1,518,978)
Changes in assets and liabilities:
Accrued interest and other receivables.	(17,296)	(19,921)
Other current assets.	897	2,406
Accounts payable	(71,019)	(838)
Accrued real estate taxes.	3,096	(25,681)
Due to Affiliates.	(25,562)	(2,325)
Unearned income..	172,332	1,179

Net cash provided by (used in) operating activities	65,851	(18,589)

Cash flows from investing activities:
Additions to investment properties	(77,910)	(136,862)
Other assets	-	(22,256)
Proceeds from sale of investment properties	-	3,119,357

Net cash provided by (used in) investing activities	(77,910)	2,960,239

Cash flows from financing activities:
Repurchase of Units	(8,081)	-

Net cash used in financing activities	(8,081)	-

Net increase (decrease) in cash and cash equivalents	(20,140)	2,941,650

Cash and cash equivalents at beginning of period	288,022	569,663

Cash and cash equivalents at end of period	$267,882	3,511,313
	=======	=======

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2000
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

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of June 30, 2000, the Partnership has repurchased and canceled a total of 62.17 Units for $56,251 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2000
(unaudited)

(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $2,136 and $878 was unpaid as of June 30, 2000 and December 31, 1999, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $25,210 and $25,560 have been incurred and are included in land operating expenses to Affiliates for the six months ended June 30, 2000 and 1999, respectively, all of which was paid as of June 30, 2000 and December 31, 1999, respectively.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $6,030 and $10,070 have been incurred and are included in marketing expenses to Affiliates for the six months ended June 30, 2000 and 1999, respectively, all of which was paid as of June 30, 2000 and December 31, 1999, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project. Such costs of $60,409 and $47,297 have been incurred for the six months ended June 30, 2000 and 1999, respectively, and are included in investment properties, all of which was paid as of June 30, 2000 and December 31, 1999, respectively.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2000
(unaudited)

(3) Investment Properties
							Costs		Total
							Capitalized	Cumulative	Remaining	Current Year
		Gross Acres		Initial	Initial	Initial	Subsequent	Costs of	Costs of	Gain On
	Location:	Purchased/	Purchase/	Original	Acquisition	Total	to	Property	Parcels at	Sale
Parcel	County	Sold	Sales Date	Costs	Costs	Costs	Acquisition	Sold	06/30/00	Recognized

1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	84,708	-	850,200	-

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	1,750,064	942,483	2,950,040	-
		(17.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030	Var 1999

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	428,728	261,286	2,090,079	-
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,208	58,372	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	30,894	-	1,620,051	-

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2000
(unaudited)

(3) Investment Properties (continued)

							Costs		Total
							Capitalized	Cumulative	Remaining	Current Year
		Gross Acres		Initial	Initial	Initial	Subsequent	Costs of	Costs of	Gain On
	Location:	Purchased/	Purchase/	Original	Acquisition	Total	to	Property	Parcels at	Sale
Parcel	County	Sold	Sales Date	Costs	Costs	Costs	Acquisition	Sold	06/30/00	Recognized

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	10,950	-	1,417,899	-

9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	114,852	-	1,187,622	-

10	Kendall	223.7470	09/16/94	2,693,025	205,660	2,898,685	61,866	38,989	2,921,562	-
		(2.9770)	11/03/99

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	16,491	-	1,445,042	-

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	79,208	-	730,429	-

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	11,587	85,960	1,007,301	-
		(10.6430)	05/21/99

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	262,251	-	3,241,447	-

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	254,820	-	2,116,464	-

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2000
(unaudited)

(3) Investment Properties (continued)

							Costs		Total
							Capitalized	Cumulative	Remaining	Current Year
		Gross Acres		Initial	Initial	Initial	Subsequent	Costs of	Costs of	Gain On
	Location:	Purchased/	Purchase/	Original	Acquisition	Total	to	Property	Parcels at	Sale
Parcel	County	Sold	Sales Date	Costs	Costs	Costs	Acquisition	Sold	06/30/00	Recognized

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	39,571	-	1,174,592	-

18	Kendall	386.9900	11/02/95	934,993	126,329	1,061,322	501	1,061,823	-	-
		(386.9900)	08/31/98

				$24,285,539	1,660,450	25,945,989	3,764,658	6,957,919	22,752,728	-
				=========	========	========	========	=========	=========	=========

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2000
(unaudited)

(3) Investment Properties (continued)

  Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold in April 1995.
  Reconciliation of investment properties and improvements owned:
	June 30,	December 31,
	2000	1999

Balance at January 1,	$22,674,818	24,946,536
Additions during period	77,910	330,834
Sales during period	-	(2,602,552)

Balance at end of period	$22,752,728	22,674,818
	========	=========

(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 2000, the Partnership had farm leases of generally one year in duration, for approximately 1,943 acres of the approximately 2,209 acres owned.

(5) Mortgage Loan Receivable

As a result of the sale of the remaining acres of Parcel 6 for a sales price of $1,125,000 on July 7, 1998, the Partnership received a mortgage loan receivable of $1,125,000 and recorded a deferred gain on sale of $7,889. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received, of which $5,084 has been recognized as of June 30, 2000. Of the $1,125,000 mortgage loan receivable received, $725,000 accrued interest at 9% per annum and had a maturity date of November 30, 1998 (extended from September 30, 1998). The remaining $400,000 accrues interest at 9% per annum and has a maturity date of July 7, 2001, at which time all accrued interest, as well as principal, is due. As of June 30, 2000, accrued interest receivable totaled $98,695. At June 30, 2000 the fair market value of the mortgage loan receivable approximated its carrying value.

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

The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of June 30, 2000, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately 1,093 acres of the 3,302 acres originally owned. As of June 30, 2000, cumulative distributions to the Limited Partners have totaled $10,571,706 (which represents a return of Invested Capital, as defined the Partnership Agreement). Through June 30, 2000, the Partnership has used $3,764,658 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of June 30, 2000, the Partnership owns, in whole or in part, thirteen of its original eighteen parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At June 30, 2000, the Partnership had cash and cash equivalents of $267,882 of which approximately $162,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining amount is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has one phase of improvements complete and sites are being marketed to potential buyers, of which 25 of the 190 lots were sold as of June 30, 2000. A second phase is planned for late 2000. (See Note 3 of the Notes to Financial Statements.) Parcel 4, zoned for a variety of business uses, has improvements underway and sites are being marketed to potential buyers, of which one site consisting of .87 acres was sold to a hotel chain on June 6, 1997, another site consisting of 1.435 acres was sold to a combination gas station/convenient store on August 12, 1997, a third site consisting of 1.5 acres was sold to a national fast-food chain on August 13, 1998, a fourth site consisting of 1.86 acres was sold to a different national fast-food chain on October 16, 1998 and a fifth site consisting of 1.033 acres was sold to a national discount tire retailer on August 19, 1999. (See Note 3 of the Notes to Financial Statements.) Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development. The Partnership sold a portion of Parcels 10 and 14 and the remaining acres of Parcels 3 and 5 to unaffiliated third-parties. (See Note 3 of the Notes to Financial Statements.)

Results of Operations

Income from the sale of investment properties and the cost of investment properties sold for the six months ended June 30, 1999 is the result of the sale of approximately 36 acres, including the sale of Parcel 3 on February 4, 1999 and two additional lots of Parcel 2 on February 12, 1999. (See Note 3 of the Notes to Financial Statements.) There were no sales of investment properties for the six months ended June 30, 2000.

As of June 30, 2000, the Partnership owned thirteen parcels of land consisting of approximately 2,209 acres. Of the 2,209 acres owned, approximately 1,943 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses. Rental income increased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to the increase in annual lease amounts from tenants.

Interest income decreased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due primarily to a decrease in interest income earned on overnight investments. There was less cash available to invest due to the $2,000,000 distribution to the limited partners on December 3, 1999.

Professional services to Affiliates decreased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to a decrease in accounting services required by the Partnership. Professional services to non-affiliates increased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to an increase in accounting fees.

General and administrative expenses to Affiliates decreased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to a decrease in investor services expenses. General and administrative expenses to non-affiliates increased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due primarily to an increase in the Illinois Replacement Tax.

Marketing expenses to Affiliates and non-affiliates decreased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to decreases in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to non-affiliates increased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to an increase in real estate tax expense.

PART II - Other Information

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND CAPITAL FUND, L.P.

By:	Inland Real Estate Investment Corporation General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	August 11, 2000

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	August 11, 2000

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	August 11, 2000