Form 10-K
period 2000-12-31
INLAND CAPITAL FUND L P
filed 2001-03-29
CIK 878278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2000

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1.  Business

The Registrant, InLand Capital Fund, L.P. (the "Partnership"), is a limited partnership formed on June 21, 1991 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in multiple parcels of land on an all-cash basis. The Partnership intends to engage in a number of preliminary development activities with the objective of maximizing the resale value of the land parcels. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units ("Units") at $1,000 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 2000, the Partnership has repurchased a total of 62 Units for $56,253 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

The Partnership is engaged in the business of real estate investment. A presentation of information about industry segments would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership acquired fee ownership of the following real property investments:
	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date

Parcel 1, Kendall County, Illinois	108.8960	07/22/92

Parcel 2, McHenry County, Illinois	201.0000	11/09/93
	(17.7420	sold 08/02/95)
	(8.6806	sold Var 1997)
	(1.9290	sold Var 1998)
	(13.5030	sold Var 1999)

Parcel 3, Will County, Illinois	34.0474	03/04/94
	(34.0474	sold 02/04/99)

Parcel 4, Will County, Illinois	86.9195	03/30/94
	(2.3050	sold Var 1997)
	(3.3600	sold Var 1998)
	(1.0331	sold 08/19/99)

Parcel 5, LaSalle County, Illinois	190.9600	04/01/94
	(2.0600	sold 04/08/98)
	(188.9000	sold 10/07/99)

Parcel 6, DeKalb County, Illinois	59.0800	05/11/94
	(4.9233	sold Apr 1998)
	(54.1567	sold 07/23/98)

	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date

Parcel 7, Kendall County, Illinois	200.8210	07/28/94

Parcel 8, Kendall County, Illinois	133.0000	08/17/94

Parcel 9, LaSalle County, Illinois	335.9600	08/30/94

Parcel 10, Kendall County, Illinois	230.7860	09/16/94
	(7.0390	sold 04/21/95)
	(2.9770	sold 11/03/99)

Parcel 11, Kane County, Illinois	123.0000	09/26/94
	(123.0000	sold 11/30/00)

Parcel 12, Kendall County, Illinois	110.2530	09/28/94

Parcel 13, LaSalle County, Illinois	352.7390	10/06/94
	(10.0000	sold 07/27/98)
	(342.7390	sold 08/31/98)

Parcel 14, Kendall County, Illinois	134.7760	10/26/94
	(10.6430	sold 05/21/99)

Parcel 15, McHenry County, Illinois	169.5400	10/31/94

Parcel 16, McHenry County, Illinois	207.0754	11/30/94

Parcel 17, LaSalle County, Illinois	236.4400	12/07/94

Parcel 18, Kendall County, Illinois	386.9900	11/02/95
	(386.9900	sold 08/31/98)

Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of the Partnership's real property investments.

The Partnership purchased, primarily on an all-cash basis, eighteen parcels of undeveloped land and one building and is engaged in the rezoning and resale of the parcels. All of the investments were made in the collar counties surrounding the Chicago metropolitan area. The anticipated holding period of the land is approximately two to seven years from the completion of the land portfolio acquisitions. As of December 31, 2000, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately 1,216 acres of the approximately 3,302 acres originally owned.

The General Partner anticipates that land purchased by the Partnership will produce sufficient income to pay property taxes, insurance and other miscellaneous expenses, with surplus funds, if any, to be retained in the working capital reserve for pre-development activities. Income is expected to be derived from leases to farmers or from other activities compatible with the Partnership's business plan for land parcels. Although the General Partner believes that leasing the Partnership's land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur.

However, the General Partner has agreed to make a Supplemental Capital Contribution to the Partnership if and to the extent that real estate taxes and insurance payable with respect to the Partnership's land during a given year exceed the revenue earned by the Partnership from leasing its land during such year. Any Supplemental Capital Contribution will be repaid only after Limited Partners have received, over the life of the Partnership, a return of their Original Capital plus the 15% Cumulative Return. All of the parcels purchased by the Partnership consist of land, which generates revenue from farming or other leasing activities. It is not expected that the Partnership will generate cash distributions to the partners from farm leases or other activities.

The Partnership had no employees during 2000.

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

There were no matters submitted to a vote of security holders during 2000.

PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 2000, there were 2,627 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop.

Although the Partnership has established a Unit Repurchase Program, funds for repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on page 61 of the Prospectus of the Partnership dated December 13, 1991, as amended, which is incorporated herein by reference. As of December 31, 2000, the Partnership had approximately $167,000 available for the repurchase of Units.

Item 6. Selected Financial Data

INLAND CAPITAL FUND, L.P.
(a limited partnership)

For the years ended December 31, 2000, 1999, 1998, 1997 and 1996

(not covered by the Report of Independent Accountants)
	2000	1999	1998	1997	1996

Total assets	$22,681,550	23,494,350	25,966,480	28,953,356	29,381,700

Total income	$3,853,281	5,264,045	5,259,595	1,717,766	410,743

Net income	$2,138,739	2,399,704	1,207,517	1,066,944	94,338

Net income allocated to the one General Partner Unit	$211,500	260,957	44	635	943

Net income allocated per Limited Partnership Unit (b)	$59.59	66.11	37.32	32.94	2.88

Distributions per Limited Partnership Unit from sales (b)(c):	$81.53	145.50	130.39	30.89	-

Weighted average Limited Partnership Units	32,341	32,351	32,352	32,369	32,389

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

The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of December 31, 2000, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately 1,216 acres of the 3,302 acres originally owned. As of December 31, 2000, cumulative distributions to the Limited Partners have totaled $13,208,504 (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $470,240 to the General Partner. Through December 31, 2000, the Partnership has used $3,879,364 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of December 31, 2000, the Partnership owns, in whole or in part, twelve of its original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At December 31, 2000, the Partnership had cash and cash equivalents of $734,794, of which approximately $167,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $567,794 is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has one phase of improvements complete and sites are being marketed to potential buyers, of which 25 of the 190 lots were sold as of December 31, 2000. A second phase is planned for spring 2000. (See Note 4 of the Notes to Financial Statements.) Parcel 4, zoned for a variety of business uses, has improvements underway and sites are being marketed to potential buyers, of which one site consisting of .87 acres was sold to a hotel chain on June 6, 1997, another site consisting of 1.435 acres was sold to a combination gas station/convenient store on August 12, 1997, a third site consisting of 1.5 acres was sold to a national fast-food chain on August 13, 1998, a fourth site consisting of 1.86 acres was sold to a different national fast-food chain on October 16, 1998 and a fifth site consisting of 1.033 acres was sold to a national discount tire retailer on August 19, 1999. (See Notes 4 and 7 of the Notes to Financial Statements.) Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development. Parcel 7 and portions of Parcel 12 were annexed and zoned in the city of Plano in 2000.

Results of Operations

As of December 31, 2000, the Partnership owned twelve parcels of land consisting of approximately 2,086 acres. Of the 2,086 acres owned, approximately 1,888 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses. Income from the sale of investment properties and cost of investment properties sold for the year ended December 31, 2000 is the result of the sale of Parcel 11 on November 30, 2000. Income from the sale of investment properties and the cost of investment properties sold for the year ended December 31, 1999 is the result of the sale of Parcel 3 and Parcel 5, additional lot sales at Parcel 2, the sale of 1.033 acres of Parcel 4, the sale of 2.977 acres of Parcel 10, and the sale of 10.643 acres of Parcel 14. Income from the sale of investment properties and the cost of investment properties sold for the year ended December 31, 1998 is the result of the sale of Parcels 6, 13 and 18, additional sales at Parcels 2 and 4 and an easement sale on Parcel 5. (See Note 4 of the Notes to Financial Statements.)

Rental income increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to an increase in the lease amounts from tenants. Rental income decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to the decrease in tillable acres due to land sales and pre-development activity on the Partnership's land investments. This decrease was partially offset by the annual increase in lease amounts from tenants.

Interest income decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to the timing of the distribution in relation to the receipt of sales proceeds. In 1999, sales proceeds were received throughout the year but were not distributed until December 1999. Sales proceeds for 2000 were received in November 2000 and were distributed in December 2000. Interest income increased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due primarily as a result of the interest income earned on the mortgage loan receivable the Partnership received from the sale of the remaining acreage of Parcel 6. See Note 6 of the Notes to Financial Statements for further discussion of the terms of the mortgage loan receivable received from this sale.

The other income recorded for the years ended December 31, 2000 and 1999 is the result of the Partnership receiving non-refundable deposits on land sales which did not occur. The other income recorded for the year ended December 31, 1998 is the result of the Partnership receiving non-refundable extension fees from the potential buyer of Parcel 3.

Professional services to Affiliates decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to a decrease in legal services and accounting services. Professional services to non-affiliates increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to an increase in accounting fees.

General and administrative expenses to Affiliates decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to decreases in postage and investor services expenses. The decrease for the year ended December 31, 1999 was partially offset by an increase in data processing expenses. General and administrative expenses to non-affiliates increased for the years ended December 31, 2000 and 1999, as compared to the year ended December 31, 1998, due primarily to an increase in the Illinois Replacement Tax.

Marketing expenses to Affiliates and non-affiliates decreased for the years ended December 31, 2000 and 1999, as compared to the year ended December 31, 1998, due to a decrease in non-recurring marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers, as well as an increase in the capitalization of marketing costs to specific land parcels.

Land operating expenses to Affiliates decreased for the years ended December 31, 2000 and 1999, as compared to the year ended December 31, 1998, due to a decrease in acres due to land sales. Land operating expenses to non-affiliates decreased for the years ended December 31, 2000 and 1999, as compared to the year ended December 31, 1998, due primarily to a decrease in real estate tax expense.

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2000 and 1999.
	2000
	12/31	09/30	06/30	03/31
Total income	$3,603,537	92,036	74,710	82,998
Net income	2,096,950	38,386	19,824	(16,421)

Net income per common share, basic and diluted:	64.85	1.19	0.61	(0.51)

	1999
	12/31	09/30	06/30	03/31
Total income	$1,232,066	713,475	481,615	2,836,889
Net income/(loss)	380,800	473,335	249,887	1,295,682

Net income per common share, basic and diluted:	11.77	14.63	7.72	40.05

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

INDEPENDENT AUDITORS' REPORT

To the Partners of
  InLand Capital Fund, L.P.

We have audited the accompanying balance sheets of InLand Capital Fund, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of InLand Capital Fund, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 2, 2001

(March 19, 2001 as to Note 7)

REPORT OF INDEPENDENT ACCOUNTANTS

The Partners of Inland

Capital Fund, L.P.

In our opinion, the accompanying statements of operations, partners' capital and cash flows presents fairly, in all material respects the results of InLand Capital Fund, L.P.'s (the "Company") operations and its cash flows for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers

Chicago, Illinois

March 15, 1999

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

December 31, 2000 and 1999

Assets

	2000	1999
Current assets:
Cash and cash equivalents (Note 1)	$734,794	288,022
Accrued interest and other receivables	120,236	82,119
Other current assets	2,029	1,837

Total current assets	857,059	371,978

Other assets	3,074	47,554
Mortgage loan receivable (Note 6)	400,000	400,000
Investment properties and improvements (including acquisition fees paid to Affiliates of $1,002,170 and $1,076,390 at December 31, 2000 and 1999, respectively) (Notes 3 and 4)	21,421,417	22,674,818

Total assets	$22,681,550	23,494,350

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2000 and 1999

Liabilities and Partners' Capital

	2000	1999
Current liabilities:
Accounts payable	$338	75,366
Accrued real estate taxes	53,932	53,194
Due to Affiliates (Note 3)	14,687	27,698
Unearned income	66,000	74,537

Total current liabilities	134,957	230,795

Deferred gain on sale (Note 6)	2,805	2,805

Partners' capital (Notes 1 and 2):
General Partner:
Capital contribution	500	500
Cumulative cash distributions	(470,240)	(259,418)
Cumulative net income	486,176	274,676

	16,436	15,758

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 and 32,349 outstanding at December 31, 2000 and 1999, respectively (net of offering costs of $4,466,765, of which $3,488,574 was paid to Affiliates)	27,876,265	27,884,346
Cumulative cash distributions	(13,208,504)	(10,571,706)
Cumulative net income	7,859,591	5,932,352

	22,527,352	23,244,992

Total Partners' capital	22,543,788	23,260,750

Total liabilities and Partners' capital	$22,681,550	23,494,350

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2000, 1999 and 1998
	2000	1999	1998
Income:
Sale of investment properties	$3,516,946	4,848,387	4,812,864
Rental income	245,828	237,072	273,188
Interest income	69,707	139,586	133,043
Other income	20,800	39,000	40,500

	3,853,281	5,264,045	5,259,595
Expenses:
Cost of investment properties sold	1,446,017	2,602,552	3,609,742
Professional services to Affiliates	32,976	31,333	36,583
Professional services to non-affiliates	27,718	24,139	24,655
General and administrative expenses to Affiliates	21,283	19,402	23,174
General and administrative expenses to non- affiliates	28,433	21,391	19,139
Marketing expenses to Affiliates	12,342	(2,259)	76,926
Marketing expenses to non-affiliates	16,950	34,345	60,702
Land operating expenses to Affiliates	50,123	50,421	61,445
Land operating expenses to non-affiliates	78,700	83,017	139,712

	1,714,542	2,864,341	4,052,078

Net income	$2,138,739	2,399,704	1,207,517

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the years ended December 31, 2000, 1999 and 1998

	2000	1999	1998

Net income allocated to (Note 2):
General Partner	$211,500	260,957	44
Limited Partners	1,927,239	2,138,747	1,207,473

Net income	$2,138,739	2,399,704	1,207,517

Net income per the one General
Partner Unit	$211,500	260,957	44

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (32,341, 32,351, and 32,352 for the years ended December 31, 2000, 1999, and 1998, respectively)	$59.59	66.11	37.32

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2000, 1999 and 1998
	General	Limited
	Partner	Partners	Total

Balance January 1, 1998	$14,175	28,826,349	28,840,524

Distributions to Partners ($130.39 per weighted average Limited Partnership Units of 32,352) (Note 2)	-	(4,218,287)	(4,218,287)
Net income	44	1,207,473	1,207,517

Balance at December 31, 1998	14,219	25,815,535	25,829,754

Repurchase of Limited Partnership Units	-	(2,205)	(2,205)
Distributions to Partners ($145.50 per weighted average Limited Partnership Units of 32,351) (Note 2)	(259,418)	(4,707,085)	(4,966,503)
Net income	260,957	2,138,747	2,399,704

Balance December 31, 1999	15,758	23,244,992	23,260,750

Repurchase of Limited Partnership Units	-	(8,081)	(8,081)
Distributions to Partners ($81.53 per weighted average Limited Partnership Units of 32,341) (Note 2)	(210,822)	(2,636,798)	(2,847,620)
Net income	211,500	1,927,239	2,138,739

Balance at December 31, 2000	$16,436	22,527,352	22,543,788

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2000, 1999 and 1998
	2000	1999	1998
Cash flows from operating activities:
Net income	$2,138,739	2,399,704	1,207,517
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of investment properties	(2,070,929)	(2,245,835)	(1,203,122)
Changes in assets and liabilities:
Accrued interest and other receivables	(38,117)	(37,318)	(43,783)
Other current assets	(192)	(43,911)	226
Accounts payable	(75,028)	57,242	9,534
Accrued real estate taxes	738	(27,795)	7,892
Due to Affiliates	(13,011)	7,902	9,453
Unearned income	(8,537)	59,525	(5,790)
Deferred gain on sale	-	-	(5,084)

Net cash provided by (used in) operating activities	(66,337)	169,514	(23,157)

Cash flows from investing activities:
Additions to investment properties	(192,616)	(330,834)	(254,963)
Sale (purchase) of marketable securities, net	-	-	174,800
Other assets	44,480	-	166,065
Principal payments collected on mortgage loans receivable	-	-	725,000
Proceeds from sale of investment properties	3,516,946	4,848,387	3,695,753

Net cash provided by investing activities	3,368,810	4,517,553	4,506,655
Cash flows from financing activities:
Repurchase of Limited Partnership Units	$(8,081)	(2,205)	-
Distributions paid	(2,847,620)	(4,966,503)	(4,218,287)

Net cash used in financing activities	(2,855,701)	(4,968,708)	(4,218,287)

Net increase (decrease) in cash and cash equivalents	446,772	(281,641)	265,211
Cash and cash equivalents at beginning of year	288,022	569,663	304,452
Cash and cash equivalents at end of year	$734,794	288,022	569,663

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2000, 1999 and 1998
	2000	1999	1998

Supplemental schedule of noncash investing activities:

Mortgage loan receivable	$-	-	(1,125,000)
Reduction of investment properties	1,446,017	2,602,552	3,609,742
Deferred gain on sale	-	-	7,889
Gain on sale of land	2,070,929	2,245,835	1,203,122

Proceeds from sale of investment properties	$3,516,946	4,848,387	3,695,753

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2000, 1999 and 1998

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 2000, the Partnership has repurchased and canceled a total of 62 Units for $56,253 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the properties estimated fair value. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity. As of December 31, 2000, the Partnership has not recognized any such impairment.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

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

Effective January 1, 2001, the Partnerships adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The net impact of the adoption of SFAS No. 133 has no effect on the Partnership's financial statements.

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

2000 1999
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$22,681,550	22,681,550	23,494,350	23,494,350

Partners' capital:
General Partner	16,436	16,436	15,758	15,758
Limited Partners	22,527,352	22,527,422	23,244,992	23,245,060

Net income:
General Partner	211,500	211,500	260,957	260,957
Limited Partners	1,927,239	1,927,239	2,138,747	2,138,747

Net income per Limited Partnership Unit, basic and diluted	59.59	59.59	66.11	66.11

The net income per Limited Partnership Unit is based upon the weighted average number of Units of 32,341 and 32,351 during 2000 and 1999, respectively.

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

(3)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $5,893 and $878 was unpaid as of December 31, 2000 and 1999, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $50,123, $50,421, and $61,445 have been incurred for the years ended December 31, 2000, 1999, and 1998, respectively, all of which was paid.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $12,342, $(2,259) and $76,926 have been incurred and are included in marketing expenses to Affiliates for the years ended December 31, 2000, 1999, and 1998, respectively, all of which was paid.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project. Such costs of $108,343 and $100,516 have been incurred for the years ended December 31, 2000 and 1999, respectively, and are included in investment properties, of which $8,794 and $26,819 was unpaid as of December 31, 2000 and 1999, respectively.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4)  Investment Properties

Initial Costs
Parcel	Location	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Cumulative Costs of Property Sold	Total Remaining Costs of Parcels at	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/00	Recognized

1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	87,573	-	853,065	-

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	1,796,494	942,483	2,996,470	-
		(7.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030)	Var 1999

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	441,949	261,286	2,103,300	-
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,207	58,373	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	32,673	-	1,621,830	-

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	12,447	-	1,419,396	-

9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	116,648	-	1,189,418	-

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4)  Investment Properties (continued)

Initial Costs
Parcel	Location	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Cumulative Costs of Property Sold	Total Remaining Costs of Parcels at	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/00	Recognized

10	Kendall	223.7470	09/16/94	2,693,025	205,660	2,898,685	92,305	38,989	2,952,001	-
		(2.9770)	11/03/99

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	17,466	1,446,017	-	2,070,929
		(123.000)	11/30/00

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	84,326	-	735,547	-

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	12,986	85,960	1,008,700	-
		(10.6430)	05/21/99

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	265,578	-	3,244,774	-

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	258,116	-	2,119,760	-

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	42,135	-	1,177,156	-

18	Kendall	386.9900	11/02/95	934,993	126,329	1,061,322	501	1,061,823	-	-
		(386.9900)	08/31/98

	Total			$24,285,539	1,660,450	25,945,989	3,879,364	8,403,936	21,421,417	2,070,929

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4)  Investment Properties (continued)

  Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold on April 21, 1995.
  The aggregate cost of real estate owned at December 31, 2000 for Federal income tax purposes was approximately $21,421,000 (unaudited).
  Reconciliation of real estate owned:

	2000	1999

Balance at January 1,	$22,674,818	24,946,536
Additions during year	192,616	330,834
Sales during year	(1,446,017)	(2,602,552)

Balance at December 31,	$21,421,417	22,674,818

(5)  Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2000, the Partnership had farm leases of generally one year in duration, for approximately 1,888 acres of the approximately 2,086 acres owned.

(6)  Mortgage Loans Receivable

As a result of the sale of the remaining acres of Parcel 6 for a sales price of $1,125,000 on July 7, 1998, the Partnership received a mortgage loan receivable of $1,125,000 and recorded a deferred gain on sale of $7,889. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received, of which $5,084 has been recognized as of December 31, 1999. Of the $1,125,000 mortgage loan receivable received, $725,000 accrued interest at 9% per annum and had a maturity date of November 30, 1998 (extended from September 30, 1998). On November 30, 1998, the $725,000 principal payment was received. The remaining $400,000 accrues interest at 9% per annum and has a maturity date of July 7, 2001, at which time all accrued interest, as well as principal, is due. As of December 31, 2000, accrued interest totaled $116,744.

As of December 31, 2000 and 1999, the fair market value of the mortgage loan receivable approximated its carrying value.

(7)  Subsequent Events

On March 19, 2001, the Partnership sold approximately 58 acres of Parcel 4, to an unaffiliated third party for $1,200,000. The Partnership received net sales proceeds of $1,158,142 and recorded a gain of approximately $545,800.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 2000.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The General Partner of the Partnership, Inland Real Estate Investment Corporation, was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. The General Partner is a wholly owned subsidiary of The Inland Group, Inc. In 1990, Inland Real Estate Investment Corporation became the replacement General Partner for an additional 301 privately owned real estate limited partnerships syndicated by Affiliates. The General Partner has responsibility for all aspects of the Partnership's operations. The relationship of the General Partner to its Affiliates is described under the caption "Conflicts of Interest" at pages 11 to 13 of the Prospectus, a copy of which description is hereby incorporated herein by reference.

Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:

Functional Title

Daniel L. Goodwin	Chairman and Chief Executive Officer
Robert H. Baum	Executive Vice President-General Counsel
G. Joseph Cosenza	Senior Vice President-Acquisitions
Robert D. Parks	Senior Vice President-Investments
Brenda G. Gujral	President and Chief Operating Officer-IREIC
Catherine L. Lynch	Treasurer
Roberta S. Matlin	Assistant Vice President-Investments
Patricia A. DelRosso	Vice President-Asset Management
Kelly Tucek	Assistant Vice President-Partnership Accounting

    DANIEL L. GOODWIN (age 57) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Corporation.

Mr. Goodwin has been in the housing industry for more than 30 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors, the Illinois Association of Realtors and the Northern Illinois Commercial Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for six years and was recently appointed to serve once again by Governor George Ryan. He is an advisor for the Office of Housing Coordination Services of the State of Illinois, and a member of the Seniors Housing Committee of the National Multi-Housing Council. He was appointed Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference by former Governor Edgar. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with the affordable housing award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, which provides affordable housing in the Midwest.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the BBF Family Services' Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine, Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of those original students are employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently Vice Chairman of the Board of Trustees of Benedictine University. Since January 1996, he has been Chairman of the Northeastern Illinois University Board of Trustees.

In 1988 Mr. Goodwin received the Outstanding Business Leader Award from the Oak Brook Jaycees and in March 1994 he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recognized as the 1998 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry. The Ray Graham Association for People with Disabilities honored Mr. Goodwin as the 1999 Employer of the Year. Also, in 1999, the YWCA DuPage District bestowed the Corporate Recognition Award for Inland's policies and practices that demonstrate a commitment to the advancement of women in the workplace. For many years, he has been Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth and he served as the recent Chairman of the Speakers Club of the Illinois House of Representatives.

    ROBERT H. BAUM (age 56) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois and is a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides educational and emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 56) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of ten persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. He has directly overseen the purchase of close to $4 billion of income producing real estate from 1968 to the present.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught in the LaGrange, Illinois School District and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He was the Chairman and is presently a Director on the Board of Westbank in Westchester, Hillside and Lombard, Illinois.

    ROBERT D. PARKS (age 57) is a Director of The Inland Group, Inc. and one of its four original principals; Chairman of Inland Real Estate Investment Corporation and Director of Inland Securities Corporation. Mr. Parks was President, Chief Executive Officer, Chief Operating Officer and a Director of Inland Real Estate Corporation from October 1994 to July 2000. He is still Chairman of Inland Real Estate Corporation. He is Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks taught in Chicago's public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago. He is a registered Direct Participation Program Limited Principal with the National Association of Securities Dealers. He is a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning as well as a member of the National Association of Real Estate Investment Trusts (NAREIT).

    BRENDA G. GUJRAL (age 59) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC). She is also President and Chief Operating Officer of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

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

Mrs. Gujral began her career with Inland in 1977, becoming an officer in 1982. Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

    CATHERINE L. LYNCH (age 42) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 56) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. She is a Director of Inland Real Estate Investment Corporation, Inland Securities Corporation, and Inland Investment Advisors, Inc. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal and a Registered Investment Advisor.

    PATRICIA A. DELROSSO (age 48) joined Inland in 1985. Ms. DelRosso serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative, a member of the Urban Land Institute and a member of the Northern Illinois Commercial Association of Realtors.

    KELLY TUCEK (age 38) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

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

The General Partner and its Affiliates may be reimbursed for its expenses or out-of-pocket costs relating to the administration of the Partnership. As of December 31, 2000, such costs were $54,259, of which $5,893 was unpaid.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. For the year ended December 31, 2000, the Partnership incurred $50,123 in Asset Management Fees, of which $0 was unpaid.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. For the year ended December 31, 2000, such costs were $12,342, of which $0 was unpaid.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the year ended December 31, 2000, the Partnership incurred $108,343 of such costs, of which $8,794 is unpaid, and are included in investment properties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.
  The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership as of December 31, 2000:

	Amount and Nature of Beneficial	Percent
Title of Class	Ownership	of Class

Limited Partnership Units	11.09 Units directly	Less than 1/2%

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  The financial statements listed in the index at page 11 of this Annual Report are filed as part of this Annual Report.
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

  Reports on Form 8-K:

None

No Annual Report or proxy material for the year 2000 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND CAPITAL FUND, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 26, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
General Partner

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 26, 2001

/s/	Patricia A. DelRosso

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 26, 2001

/s/	Kelly Tucek

By:	Kelly Tucek
Principal Financial Officer and Principal Accounting Officer
Date:	March 26, 2001

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 26, 2001

/s/	Robert H. Baum

By:	Robert H. Baum
Director
Date:	March 26, 2001