Form 10-Q
period 2001-03-31
INLAND CAPITAL FUND L P
filed 2001-05-15
CIK 878278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

March 31, 2001 and December 31, 2000
(unaudited)

Assets
	2001	2000
Current assets:
Cash and cash equivalents	$1,828,026	734,794
Accrued interest and other receivables (net of allowance for doubtful accounts of $116,744 at March 31, 2001)	17,068	120,236
Other current assets	15,866	2,029

Total current assets	1,850,960	857,059

Other assets	23,074	3,074
Mortgage loan receivable (net of allowance for doubtful accounts of $255,522 at March 31, 2001) (Note 5)	124,199	400,000
Investment properties and improvements (including acquisition fees paid to Affiliates of $969,608 and $1,002,170 at March 31, 2001 and December 31, 2000, respectively) (Note 3)	20,894,651	21,421,417

Total assets	$22,902,884	22,681,550

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2001 and December 31, 2000
(unaudited)

Liabilities and Partners' Capital
	2001	2000
Current liabilities:
Accounts payable	$20,351	338
Accrued real estate taxes	68,089	53,932
Due to Affiliates (Note 2)	3,428	14,687
Unearned income	51,487	66,000

Total current liabilities	143,355	134,957

Deferred gain on sale (Note 5)	-	2,805

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative cash distributions	(470,240)	(470,240)
Cumulative net income	482,873	486,176

	13,133	16,436

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 outstanding at March 31, 2001 and December 31, 2000 (net of offering costs of $4,466,765, of which $3,488,574 was paid to Affiliates)	27,876,265	27,876,265
Cumulative cash distributions	(13,208,504)	(13,208,504)
Cumulative net income	8,078,635	7,859,591

	22,746,396	22,527,352

Total Partners' capital	22,759,529	22,543,788

Total liabilities and Partners' capital	$22,902,884	22,681,550

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2001 and 2000
(unaudited)
	2001	2000
Income:
Sale of investment properties (Notes 1 and 3)	$1,158,142	-
Recognition of deferred gain on sale of investments in land and improvements	142	-
Rental income	73,168	71,251
Interest income	9,731	11,747
Other income	66,000	-

	1,307,183	82,998
Expenses:
Cost of investment properties sold	612,259	-
Professional services to Affiliates	12,057	8,547
Professional services to non-affiliates	21,123	25,335
General and administrative expenses to Affiliates	7,242	7,759
General and administrative expenses to non-affiliates	16,612	19,922
Marketing expenses to Affiliates	3,915	2,228
Marketing expenses to non-affiliates	7,091	7,532
Land operating expenses to Affiliates	11,712	12,605
Land operating expenses to non-affiliates	29,828	15,491
Bad debt expense	369,603	-

	1,091,442	99,419

Net income (loss)	$215,741	(16,421)

Net income (loss) allocated to:
General Partner	$(3,303)	(164)
Limited Partners	219,044	(16,257)

Net income (loss)	$215,741	(16,421)

Net loss per the one General Partner Unit	$(3,303)	(164)

Net income (loss) per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (32,337 and 32,349 for the three months ended March 31, 2001 and 2000, respectively)	$6.77	(.50)

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2001 and 2000
(unaudited)
	2001	2000
Cash flows from operating activities:
Net income	$215,741	(16,421)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties	(545,883)	-
Recognition of deferred gain	(142)
Bad debt expense	369,603	-
Changes in assets and liabilities:
Accrued interest and other receivables	(13,576)	(12,704)
Other current assets	(13,837)	1,058
Accounts payable	20,013	(37,974)
Accrued real estate taxes	14,157	14,302
Due to Affiliates	(11,259)	20,822
Unearned income	(14,513)	51,056

Net cash provided by operating activities	20,304	20,139

Cash flows from investing activities:
Additions to investment properties	(85,493)	(72,713)
Other assets	(20,000)	-
Principal payments received	20,279	-
Proceeds from sale of investment properties	1,158,142	-

Net cash provided by (used in) investing activities	1,072,928	(72,713)

Net increase (decrease) in cash and cash equivalents	1,093,232	(52,574)

Cash and cash equivalents at beginning of period	734,794	288,022

Cash and cash equivalents at end of period	$1,828,026	235,448

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2001
(unaudited)

Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2000, which are included in the Partnership's 2000 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of March 31, 2001, the Partnership has repurchased and canceled a total of 62.17 Units for $56,251 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2001
(unaudited)

(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $3,428 and $5,893 was unpaid as of March 31, 2001 and December 31, 2000, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $11,712 and $12,605 have been incurred and are included in land operating expenses to Affiliates for the three months ended March 31, 2001 and 2000, respectively, all of which was paid as of March 31, 2001 and December 31, 2000, respectively.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $3,915 and $2,228 have been incurred and are included in marketing expenses to Affiliates for the three months ended March 31, 2001 and 2000, respectively, all of which was paid as of March 31, 2001 and December 31, 2000.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investment Properties

Initial Costs
Parcel	Location	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Cumulative Costs of Property Sold	Total Remaining Costs of Parcels at	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/01	Recognized

1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	88,654	-	854,146	-

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	1,822,175	942,483	3,022,151	-
		(7.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030)	Var 1999

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	444,505	873,545	1,493,597	545,883
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99
		(59.000)	03/19/01

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,207	58,373	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	33,924	-	1,623,081	-

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	12,897	-	1,419,846	-

9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	117,324	-	1,190,094	-

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investment Properties (continued)

Initial Costs
Parcel	Location	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Cumulative Costs of Property Sold	Total Remaining Costs of Parcels at	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/01	Recognized

10	Kendall	223.7470	09/16/94	2,693,025	205,660	2,898,685	106,904	38,989	2,966,600	-
		(2.9770)	11/03/99

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	17,466	1,446,017	-	-
		(123.000)	11/30/00

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	111,109	-	762,330	-

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	13,346	85,960	1,009,060	-
		(10.6430)	05/21/99

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	271,471	-	3,250,667	-

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	263,919	-	2,125,563	-

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	42,495	-	1,177,516	-

18	Kendall	386.9900	11/02/95	934,993	126,329	1,061,322	501	1,061,823	-	-
		(386.9900)	08/31/98

	Total			$24,285,539	1,660,450	25,945,989	3,964,857	9,015,195	20,894,651	545,883

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2001
(unaudited)

(3) Investment Properties (continued)

  Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold in April 1995.
  Reconciliation of investment properties and improvements owned:

	March 31,	December 31,
	2001	2000

Balance at January 1,	$21,421,417	22,674,818
Additions during period	85,493	192,616
Sales during period	(612,259)	(1,446,017)

Balance at end of period	$20,894,651	21,421,417

(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 2001, the Partnership had farm leases of generally one year in duration, for approximately 1,848 acres of the approximately 2,027 acres owned.

(5) Mortgage Loan Receivable

As a result of the sale of the remaining acres of Parcel 6 for a sales price of $1,125,000 on July 7, 1998, the Partnership received a mortgage loan receivable of $1,125,000 and recorded a deferred gain on sale of $7,889. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received, of which $5,226 has been recognized as of March 31, 2001. Of the $1,125,000 mortgage loan receivable received, the Partnership has received $725,000. The remaining $400,000 accrues interest at 9% per annum and has a maturity date of July 7, 2001, at which time all accrued interest, as well as principal, is due. In April 2001, the Partnership received $124,199 as final settlement for this mortgage loan receivable. The Partnership intends to write off the remaining principal balance of $255,522 as well as the accrued interest of $116,744.

(6) Subsequent Events

On April 16,2001, the Partnership sold approximately 60 acres of Parcel 12 to an unaffiliated buyer for $875,000. The Partnership recorded a mortgage loan receivable for $875,000 and the sale will result in a gain of approximately $459,000.

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

The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of March 31, 2001, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately 1,275 acres of the 3,302 acres originally owned. As of March 31, 2001, cumulative distributions to the Limited Partners have totaled $13,208,504 (which represents a return of Invested Capital, as defined the Partnership Agreement). Through March 31, 2001, the Partnership has used $3,964,857 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of March 31, 2001, the Partnership owns, in whole or in part, twelve of its original eighteen parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At March 31, 2001, the Partnership had cash and cash equivalents of $1,828,026 of which approximately $173,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining amount is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has one phase of improvements complete and sites are being marketed to potential buyers, of which 25 of the 190 lots were sold as of March 31, 2001. A second phase is planned for 2001. Parcel 4, zoned for a variety of business uses, has improvements underway and sites are being marketed to potential buyers, of which one site consisting of .87 acres was sold to a hotel chain on June 6, 1997, another site consisting of 1.435 acres was sold to a combination gas station/convenient store on August 12, 1997, a third site consisting of 1.5 acres was sold to a national fast-food chain on August 13, 1998, a fourth site consisting of 1.86 acres was sold to a different national fast-food chain on October 16, 1998, a fifth site consisting of 1.033 acres was sold to a national discount tire retailer on August 19, 1999 and on March 19, 2001, a site consisting on 59 acres was sold. Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development. Parcel 7 and portions of Parcel 12 were annexed and zoned in the city of Plano in 2000.

Results of Operations

Income from the sale of investment properties and the cost of investment properties sold for the three months ended March 31, 2001 is the result of the sale of approximately 59 acres of Parcel 4. (See Note 3 of the Notes to Financial Statements.) There were no sales of investment properties for the three months ended March 31, 2000.

As of March 31, 2001, the Partnership owned twelve parcels of land consisting of approximately 2,027 acres. Of the 2,027 acres owned, approximately 1,848 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses. Rental income increased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to the increase in annual lease amounts from tenants.

Interest income decreased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due primarily to a decrease in interest income earned on mortgages receivable. Due to the settlement of the mortgage loan receivable and the recording of bad debt expense, the Partnership did not accrue any interest income receivable on the mortgage receivable in the first quarter. This decrease was partially offset by an increase in interest income earned on overnight investments due to more cash available to invest.

The other income recorded for the three months ended March 31, 2001, is the result of the Partnership receiving non-refundable deposits on land sales which did not occur.

Professional services to Affiliates increased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to an increase in legal services required by the Partnership. Professional services to non-affiliates decreased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to a decrease in accounting fees.

General and administrative expenses to non-affiliates decreased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due primarily to a decrease in the Illinois Replacement Tax.

Marketing expenses to Affiliates increased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to an increase in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

PART II - Other Information

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND CAPITAL FUND, L.P.

By:	Inland Real Estate Investment Corporation General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	May 15, 2001

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	May 15, 2001

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	May 15, 2001