Form 10-Q
period 2001-06-30
INLAND CAPITAL FUND L P
filed 2001-08-09
CIK 878278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

June 30, 2001 and December 31, 2000
(unaudited)

Assets
	2001	2000
Current assets:
Cash and cash equivalents	$1,592,587	734,794
Accounts and accrued interest receivable	21,474	120,236
Other current assets	16,015	2,029

Total current assets	1,630,076	857,059

Other assets	3,074	3,074
Mortgage loan receivable (Note 5)	875,000	400,000
Investment properties and improvements (including acquisition fees paid to Affiliates of $969,608 and $1,002,170 at June 30, 2001 and December 31, 2000, respectively) (Note 3)	20,940,108	21,421,417

Total assets	$23,448,258	22,681,550

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2001 and December 31, 2000
(unaudited)

Liabilities and Partners' Capital
	2001	2000
Current liabilities:
Accounts payable	$201,387	338
Accrued real estate taxes	69,364	53,932
Due to Affiliates (Note 2)	1,199	14,687
Unearned income	2,153	66,000

Total current liabilities	274,103	134,957

Deferred gain on sale of investment properties (Note 5)	447,529	2,805

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	482,535	486,176
Cumulative cash distributions	(470,240)	(470,240)

	12,795	16,436
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 and 32,337 Units outstanding at June 30, 2001 and December 31, 2000, respectively (net of offering costs of $4,466,765, of which $3,488,574 was paid to Affiliates)	27,876,265	27,876,265
Cumulative net income	8,046,070	7,859,591
Cumulative cash distributions	(13,208,504)	(13,208,504)

	22,713,831	22,527,352

Total Partners' capital	22,726,626	22,543,788

Total liabilities and Partners' capital	$23,448,258	22,681,550

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2001 and 2000
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Income:
Sale of investment property (Notes 1 and 3)	$-	-	1,158,142	-
Recognition of deferred gain on sale of investments in land and improvements	871	-	1,013	-
Rental income (Note 4)	39,465	59,223	112,633	130,474
Interest income	36,267	15,487	45,998	27,234
Other income	75	-	66,075	-

	76,678	74,710	1,383,861	157,708

Expenses:
Cost of investment property sold	-	-	612,259	-
Professional services to Affiliates	10,982	4,880	23,039	13,427
Professional services to non- affiliates	6,760	2,002	27,883	27,337
General and administrative expenses to Affiliates	3,184	2,173	10,426	9,932
General and administrative expenses to non-affiliates	6,776	6,784	23,388	26,706
Marketing expenses to Affiliates	4,565	3,802	8,480	6,030
Marketing expenses to non- affiliates	4,177	2,066	11,268	9,598
Land operating expenses to Affiliates	11,306	12,605	23,018	25,210
Land operating expenses to non- affiliates	59,167	20,574	88,995	36,065
Bad debt expense	2,664	-	372,267	-

	109,581	54,886	1,201,023	154,305

Net income (loss)	$(32,903)	19,824	182,838	3,403

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and six months ended June 30, 2001 and 2000
(unaudited)
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net income (loss) allocated to:
General Partner	$(338)	198	(3,641)	34
Limited Partners	(32,565)	19,626	186,479	3,369

Net income (loss)	$(32,903)	19,824	182,838	3,403

Net income (loss) allocated to the one General Partner Unit	$(338)	198	(3,641)	34

Net income (loss) per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 32,337 and 32,341 for the three months ended June 30, 2001 and 2000, and 32,337 and 32,345 for the six months ended June 30, 2001 and 2000, respectively	$(1.01)	.61	5.77	.10

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2001 and 2000
(unaudited)
	2001	2000
Cash flows from operating activities:
Net income	$182,838	3,403
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties	(545,883)	-
Recognition of deferred gain	(1,013)	-
Bad debt expense	372,267	-
Changes in assets and liabilities:
Accrued interest and other receivables	(19,774)	(17,296)
Other current assets	(13,986)	897
Accounts payable	201,049	(71,019)
Accrued real estate taxes	15,432	3,096
Due to Affiliates	(13,488)	(25,562)
Unearned income	(63,847)	172,332

Net cash provided by operating activities	113,595	65,851

Cash flows from investing activities:
Additions to investment properties	558,421	(77,910)
Principal payments received	144,477	-
Proceeds from sale of investment properties	1,158,142	-

Net cash provided by (used in) investing activities	744,198	(77,910)

Cash flows from financing activities:
Repurchase of Units	-	(8,081)

Net cash used in financing activities	-	(8,081)

Net increase (decrease) in cash and cash equivalents	857,793	(20,140)

Cash and cash equivalents at beginning of period	734,794	288,022

Cash and cash equivalents at end of period	$1,592,587	267,882

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2001
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

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of June 30, 2001, the Partnership has repurchased and canceled a total of 62.17 Units for $56,251 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2001
(unaudited)

(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $1,199 and $5,893 was unpaid as of June 30, 2001 and December 31, 2000, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $23,018 and $25,210 have been incurred and are included in land operating expenses to Affiliates for the six months ended June 30, 2001 and 2000, respectively, all of which was paid as of June 30, 2001 and December 31, 2000, respectively.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $8,480 and $6,030 have been incurred and are included in marketing expenses to Affiliates for the six months ended June 30, 2001 and 2000, respectively, all of which was paid as of June 30, 2001 and December 31, 2000.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investment Properties

Initial Costs
Parcel	Location	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Cumulative Costs of Property Sold	Total Remaining Costs of Parcels at	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/01	Recognized

1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	105,522	-	871,014	-

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	2,049,834	942,483	3,249,810	-
		(7.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030)	Var 1999

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	448,724	873,545	1,497,816	545,883
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99
		(59.000)	03/19/01

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,207	58,373	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	37,465	-	1,626,622	-

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	13,483	-	1,420,432	-

9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	118,069	-	1,190,839	-

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investment Properties (continued)

Initial Costs
Parcel	Location	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Cumulative Costs of Property Sold	Total Remaining Costs of Parcels at	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/01	Recognized

10	Kendall	223.7470	09/16/94	2,693,025	205,660	2,898,685	296,697	38,989	3,156,393	-
		(2.9770)	11/03/99

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	17,466	1,446,017	-	-
		(123.000)	11/30/00

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	111,555	414,444	348,332	-
		(59.905)	04/16/01

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	13,932	85,960	1,009,646	-
		(10.6430)	05/21/99

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	279,307	-	3,258,503	-

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	271,328	-	2,132,972	-

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	42,708	-	1,177,729	-

18	Kendall	386.9900	11/02/95	934,993	126,329	1,061,322	501	1,061,823	-	-
		(386.9900)	08/31/98

	Total			$24,285,539	1,660,450	25,945,989	4,424,758	9,430,639	20,940,108	545,883

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2001
(unaudited)

(3) Investment Properties (continued)

  Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold in April 1995.
  Reconciliation of investment properties and improvements owned:

	June 30,	December 31,
	2001	2000

Balance at January 1,	$21,421,417	22,674,818
Additions during period	558,421	192,616
Sales during period	(1,039,730)	(1,446,017)

Balance at end of period	$20,940,108	21,421,417

(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 2001, the Partnership had farm leases of generally one year in duration, for approximately 1,848 acres of the approximately 2,027 acres owned.

(5) Mortgage Loan Receivable

As a result of the sale of the remaining acres of Parcel 6 for a sales price of $1,125,000 on July 7, 1998, the Partnership received a mortgage loan receivable of $1,125,000 and recorded a deferred gain on sale of $7,889. The deferred gain was recognized over the life of the related mortgage loan receivable as principal payments were received, of which $6,097 was recognized as of June 30, 2001. Of the $1,125,000 mortgage loan receivable received, the Partnership has received $725,000. The remaining $400,000 accrued interest at 9% per annum and had a maturity date of July 7, 2001, at which time all accrued interest, as well as principal, was due. In April 2001, the Partnership received $124,199 as final settlement for this mortgage loan receivable. As of June 30, 2001, the Partnership has written off the remaining principal balance of $255,522 as well as the accrued interest of $116,744.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2001
(unaudited)

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. At June 30, 2001, the fair market value of the mortgage loans receivable approximated their carrying value.
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	06/30/01	12/31/00	06/30/01	06/30/01

6	07/07/01	9.00%	$ -	400,000	-	-

12	03/31/04	9.00%	875,000	-	16,182	447,529

			$ 875,000	400,000	16,182	447,529

(6) Subsequent Events

On August 6, 2001, the Partnership received a payment of $330,582 on the mortgage loan receivable on Parcel 12 and $19,418 on the accrued interest.

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

The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of June 30, 2001, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately 1,275 acres of the 3,302 acres originally owned. As of June 30, 2001, cumulative distributions to the Limited Partners have totaled $13,208,504 (which represents a return of Invested Capital, as defined the Partnership Agreement). Through June 30, 2001, the Partnership has used $4,424,758 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of June 30, 2001, the Partnership owns, in whole or in part, twelve of its original eighteen parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At June 30, 2001, the Partnership had cash and cash equivalents of $1,592,587 of which approximately $171,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining amount is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has one phase of improvements complete and sites are being marketed to potential buyers, of which 26 of the 190 lots were sold as of June 30, 2001. A second phase is planned for 2001. Parcel 4, zoned for a variety of business uses, has improvements underway and sites are being marketed to potential buyers, of which one site consisting of .87 acres was sold to a hotel chain on June 6, 1997, another site consisting of 1.435 acres was sold to a combination gas station/convenience store on August 12, 1997, a third site consisting of 1.5 acres was sold to a national fast-food chain on August 13, 1998, a fourth site consisting of 1.86 acres was sold to a different national fast-food chain on October 16, 1998, a fifth site consisting of 1.033 acres was sold to a national discount tire retailer on August 19, 1999 and on March 19, 2001, a site consisting on 59 acres was sold. Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development. Parcel 7 and portions of Parcel 12 were annexed and zoned in the city of Plano in 2000.

Results of Operations

Income from the sale of investment properties and the cost of investment properties sold for the six months ended June 30, 2001 is the result of the sale of approximately 59 acres of Parcel 4. In addition, on April 16, 2001, the Partnership sold approximately 59 acres of Parcel 12 to an unaffiliated third party on an installment basis and recorded a deferred gain of $447,529. (See Note 3 of the Notes to Financial Statements.) There were no sales of investment properties for the six months ended June 30, 2000.

As of June 30, 2001, the Partnership owned twelve parcels of land consisting of approximately 2,027 acres. Of the 2,027 acres owned, approximately 1,848 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses. Rental income decreased for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, due to the sale of parcels.

Interest income increased for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, due primarily to an increase in interest income earned on overnight investments due to more cash available to invest.

The other income recorded for the six months ended June 30, 2001, is the result of the Partnership receiving non-refundable deposits on land sales which did not occur.

Professional services to Affiliates increased for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, due to an increase in legal services required by the Partnership.

General and administrative expenses to non-affiliates decreased for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, due to a decrease in the Illinois Replacement Tax.

Marketing expenses to Affiliates increased for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, due to an increase in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

PART II - Other Information

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND CAPITAL FUND, L.P.

By:	Inland Real Estate Investment Corporation General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	August 8, 2001

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	August 8, 2001

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	August 8, 2001