Form 10-K
period 2001-12-31
INLAND CAPITAL FUND L P
filed 2002-03-27
CIK 878278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2001

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1.  Business

The Registrant, InLand Capital Fund, L.P. (the "Partnership"), is a limited partnership formed on June 21, 1991 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in multiple parcels of land on an all-cash basis. The Partnership intends to engage in a number of preliminary development activities with the objective of maximizing the resale value of the land parcels. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units ("Units") at $1,000 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 2001, the Partnership has repurchased a total of 62 Units for $56,253 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

The Partnership is engaged in the business of real estate investment. A presentation of information about industry segments would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership acquired fee ownership of the following real property investments:
	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date

Parcel 1, Kendall County, Illinois	108.8960	07/22/92

Parcel 2, McHenry County, Illinois	201.0000	11/09/93
	(17.7420	sold 08/02/95)
	(8.6806	sold Var 1997)
	(1.9290	sold Var 1998)
	(13.5030	sold Var 1999)
	(3.6400	sold 11/29/01)

Parcel 3, Will County, Illinois	34.0474	03/04/94
	(34.0474	sold 02/04/99)

Parcel 4, Will County, Illinois	86.9195	03/30/94
	(2.3050	sold Var 1997)
	(3.3600	sold Var 1998)
	(1.0331	sold 08/19/99)
	(60.1000	sold Var 2001)

Parcel 5, LaSalle County, Illinois	190.9600	04/01/94
	(2.0600	sold 04/08/98)
	(188.9000	sold 10/07/99)

Parcel 6, DeKalb County, Illinois	59.0800	05/11/94
	(4.9233	sold Apr 1998)
	(54.1567	sold 07/23/98)

	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date

Parcel 7, Kendall County, Illinois	200.8210	07/28/94

Parcel 8, Kendall County, Illinois	133.0000	08/17/94

Parcel 9, LaSalle County, Illinois	335.9600	08/30/94

Parcel 10, Kendall County, Illinois	230.7860	09/16/94
	(7.0390	sold 04/21/95)
	(2.9770	sold 11/03/99)

Parcel 11, Kane County, Illinois	123.0000	09/26/94
	(123.0000	sold 11/30/00)

Parcel 12, Kendall County, Illinois	110.2530	09/28/94
	(59.9050	sold 04/16/01)

Parcel 13, LaSalle County, Illinois	352.7390	10/06/94
	(10.0000	sold 07/27/98)
	(342.7390	sold 08/31/98)

Parcel 14, Kendall County, Illinois	134.7760	10/26/94
	(10.6430	sold 05/21/99)

Parcel 15, McHenry County, Illinois	169.5400	10/31/94

Parcel 16, McHenry County, Illinois	207.0754	11/30/94

Parcel 17, LaSalle County, Illinois	236.4400	12/07/94

Parcel 18, Kendall County, Illinois	386.9900	11/02/95
	(386.9900	sold 08/31/98)

Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of the Partnership's real property investments.

The Partnership purchased, primarily on an all-cash basis, eighteen parcels of undeveloped land and one building and is engaged in the rezoning and resale of the parcels. All of the investments were made in the collar counties surrounding the Chicago metropolitan area. The anticipated holding period of the land is approximately two to seven years from the completion of the land portfolio acquisitions. As of December 31, 2001, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately 1,339 acres of the approximately 3,302 acres originally owned.

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

The Partnership had no employees during 2001.

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

There were no matters submitted to a vote of security holders during 2001.

PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 2001, there were 2,637 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop.

Although the Partnership has established a Unit Repurchase Program, funds for repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on page 61 of the Prospectus of the Partnership dated December 13, 1991, as amended, which is incorporated herein by reference. As of December 31, 2001, the Partnership had approximately $172,000 available for the repurchase of Units.

Item 6. Selected Financial Data

INLAND CAPITAL FUND, L.P.
(a limited partnership)

For the years ended December 31, 2001, 2000, 1999, 1998 and 1997

(not covered by the Report of Independent Accountants)
	2001	2000	1999	1998	1997

Total assets	$22,117,537	22,681,550	23,494,350	25,966,480	28,953,356
	=========	=========	=========	=========	=========
Total income	$2,320,989	3,853,281	5,264,045	5,259,595	1,717,766
	=========	=========	=========	=========	=========
Net income	$729,463	2,138,739	2,399,704	1,207,517	1,066,944
	=========	=========	=========	=========	=========
Net income (loss) allocated to the one General Partner Unit	$(3,218)	211,500	260,957	44	635
	=========	=========	=========	=========	=========
Net income allocated per Limited Partnership Unit(b)	$22.66	59.59	66.11	37.32	32.94
	=========	=========	=========	=========	=========
Distributions per Limited Partnership Unit from sales (b)(c):	$46.39	81.53	145.50	130.39	30.89
	=========	=========	=========	=========	=========
Weighted average Limited Partnership Units	32,337	32,341	32,351	32,352	32,369
	=========	=========	=========	=========	=========

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

The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of December 31, 2001, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately 1,339 acres of the 3,302 acres originally owned. As of December 31, 2001, cumulative distributions to the Limited Partners have totaled $14,708,504 (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $470,240 to the General Partner. Through December 31, 2001, the Partnership has used $4,757,722 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of December 31, 2001, the Partnership owns, in whole or in part, twelve of its original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At December 31, 2001, the Partnership had cash and cash equivalents of $552,394, of which approximately $172,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $380,394 is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has two phases of improvements complete and sites are being marketed to potential buyers, of which 30 of the 183 lots were sold as of December 31, 2001. Parcel 4, zoned for a variety of business uses, has improvements underway and sites are being marketed to potential buyers, of which one site consisting of .87 acres was sold to a hotel chain on June 6, 1997, another site consisting of 1.435 acres was sold to a combination gas station/convenient store on August 12, 1997, a third site consisting of 1.5 acres was sold to a national fast-food chain on August 13, 1998, a fourth site consisting of 1.86 acres was sold to a different national fast-food chain on October 16, 1998 and a fifth site consisting of 1.033 acres was sold to a national discount tire retailer on August 19, 1999 and on March 19, 2001 a site containing 59 acres was sold. Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development. Parcel 7 and portions of Parcel 12 were annexed and zoned in the city of Plano in 2000.

Results of Operations

As of December 31, 2001, the Partnership owned twelve parcels of land consisting of approximately 1,963 acres. Of the 1,963 acres owned, approximately 1,848 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses. Income from the sale of investment properties and the cost of investment properties sold for the year ended December 31, 2001 is the result of the additional sales at Parcels 2 and 4. In addition, on April 16, 2001, the Partnership sold approximately 59 acres of Parcel 12 to an unaffiliated third party on an installment basis and recorded a deferred gain of $447,529. As of December 31, 2001 the Partnership has recognized $179,012 of the deferred gain. The balance of the deferred gain will be recognized as payments are received. (See Note 6 of the Notes to Financial Statements). Income from the sale of investment properties and cost of investment properties sold for the year ended December 31, 2000 is the result of the sale of Parcel 11 on November 30, 2000. Income from the sale of investment properties and the cost of investment properties sold for the year ended December 31, 1999 is the result of the sale of Parcel 3 and Parcel 5, additional lot sales of Parcel 2, the sale of 1.033 acres of Parcel 4, the sale of 2.977 acres of Parcel 10, and the sale of 10.643 acres of Parcel 14.

Rental income decreased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to the decrease in tillable acres due to land sales and pre-development activity on the Partnership's land investments. This decrease was partially offset by the annual increase in lease amounts from tenants. Rental income increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to an increase in the lease amounts from tenants.

Interest income increased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due primarily as a result of the interest income earned on short term investments and interest income earned on the mortgage loan receivable the Partnership. Interest income decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to the timing of the distribution in relation to the receipt of sales proceeds. Sales proceeds for 2000 were received in November 2000 and were distributed in December 2000. In 1999, sales proceeds were received throughout the year but were not distributed until December 1999.

The other income recorded for the years ended December 31, 2001, 2000 and 1999 is the result of the Partnership receiving non-refundable deposits on land sales which did not occur.

Professional services to non-affiliates increased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to an increase in accounting services. Professional services to non-affiliates increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to an increase in accounting fees.

General and administrative expenses to Affiliates decreased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to decreases in data processing and investor services expenses. General and administrative expenses to non-affiliates increased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due primarily to an increase in postage expense. General and administrative expenses to non-affiliates increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due primarily to an increase in the Illinois Replacement Tax.

Marketing expenses to Affiliates and non-affiliates increased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to an increase in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers. Marketing expenses to Affiliates and non-affiliates decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to a decrease in non-recurring marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers, as well as an increase in the capitalization of marketing costs to specific land parcels.

Land operating expenses to Affiliates decreased for the years ended December 31, 2001 and 2000, as compared to the year ended December 31, 1999, due to a decrease in acres due to land sales. Land operating expenses to non-affiliates increased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due primarily to an increase in real estate tax expense and an increase in grounds maintenance expense. Land operating expenses to non-affiliates decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due primarily to a decrease in real estate tax expense.

Bad debt expense for the year ended December 31, 2001 is the result of the Partnership writing off the remaining principal and accrued interest receivable from the sale of Parcel 6 because such amounts were deemed uncollectable.

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2001 and 2000.
	2001
	12/31	09/30	06/30	03/31
Total income	$422,624	514,504	76,678	1,307,183
Net income	173,172	373,453	(32,903)	215,741

Net income per common share, basic and diluted:	5.36	11.55	(1.02)	6.67

	2000
	12/31	09/30	06/30	03/31
Total income	$3,603,537	92,036	74,710	82,998
Net income (loss)	2,096,950	38,386	19,824	(16,421)

Net income per common share, basic and diluted:	64.85	1.19	0.61	(0.51)

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

INDEPENDENT AUDITORS' REPORT

To the Partners of
  InLand Capital Fund, L.P.

We have audited the accompanying balance sheets of InLand Capital Fund, L.P. (a limited partnership) (the "Partnership") as of December 31, 2001 and 2000, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of InLand Capital Fund, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

February 5, 2002
(March 15, 2002 as to Note 7)
Chicago, Illinois

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

December 31, 2001 and 2000

Assets

	2001	2000
Current assets:
Cash and cash equivalents	$552,394	734,794
Accrued interest and other receivables	41,645	120,236
Other current assets	5,405	2,029

Total current assets	599,444	857,059

Other assets	3,074	3,074
Mortgage loan receivable (Note 6)	525,000	400,000
Investment properties and improvements (including acquisition fees paid to Affiliates of $938,804 and $1,002,170 at December 31, 2001 and 2000, respectively) (Notes 3 and 4)	20,990,019	21,421,417

Total assets	$22,117,537	22,681,550

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2001 and 2000

Liabilities and Partners' Capital

	2001	2000
Current liabilities:
Accounts payable	$14,260	338
Accrued real estate taxes	50,346	53,932
Due to Affiliates (Note 3)	5,324	14,687
Unearned income	5,839	66,000

Total current liabilities	75,769	134,957

Deferred gain on sale (Note 6)	268,517	2,805

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative cash distributions	(470,240)	(470,240)
Cumulative net income	482,958	486,176

	13,218	16,436

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 and 32,337 outstanding at December 31, 2001 and 2000, respectively (net of offering costs of $4,466,765, of which $3,488,574 was paid to Affiliates)	27,876,265	27,876,265
Cumulative cash distributions	(14,708,504)	(13,208,504)
Cumulative net income	8,592,272	7,859,591

	21,760,033	22,527,352

Total Partners' capital	21,773,251	22,543,788

Total liabilities and Partners' capital	$22,117,537	22,681,550
	==========	==========

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2001, 2000 and 1999
	2001	2000	1999
Income:
Sale of investment properties	$1,751,704	3,516,946	4,848,387
Recognition of deferred gain on sale of investments in land and improvements	181,817	-	-
Rental income	226,318	245,828	237,072
Interest income	95,075	69,707	139,586
Other income	66,075	20,800	39,000

	2,320,989	3,853,281	5,264,045
Expenses:
Cost of investment properties sold	882,285	1,446,017	2,602,552
Professional services to Affiliates	32,325	32,976	31,333
Professional services to non-affiliates	30,726	27,718	24,139
General and administrative expenses to Affiliates	15,479	21,283	19,402
General and administrative expenses to non- affiliates	30,289	28,433	21,391
Marketing expenses to Affiliates	26,674	12,342	(2,259)
Marketing expenses to non-affiliates	43,294	16,950	34,345
Land operating expenses to Affiliates	45,473	50,123	50,421
Land operating expenses to non-affiliates	112,714	78,700	83,017
Bad debt expense	372,267	-	-

	1,591,526	1,714,542	2,864,341

Net income	$729,463	2,138,739	2,399,704
	==========	==========	=========

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Net income (loss) allocated to (Note 2):
General Partner	$(3,218)	211,500	260,957
Limited Partners	732,681	1,927,239	2,138,747

Net income	$729,463	2,138,739	2,399,704
	=========	==========	=========
Net income (loss) per the one General
Partner Unit	$(3,218)	211,500	260,957
	=========	=========	=========
Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (32,337, 32,341, and 32,351 for the years ended December 31, 2001, 2000, and 1999, respectively)	$22.66	59.59	66.11
	=========	=========	=========

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2001, 2000 and 1999
	General	Limited
	Partner	Partners	Total

Balance at January 1, 1999	$14,219	25,815,535	25,829,754

Repurchase of Limited Partnership Units	-	(2,205)	(2,205)
Distributions to Partners ($145.50 per weighted average Limited Partnership Units of 32,351) (Note 2)	(259,418)	(4,707,085)	(4,966,503)
Net income	260,957	2,138,747	2,399,704

Balance December 31, 1999	15,758	23,244,992	23,260,750

Repurchase of Limited Partnership Units	-	(8,081)	(8,081)
Distributions to Partners ($81.53 per weighted average Limited Partnership Units of 32,341) (Note 2)	(210,822)	(2,636,798)	(2,847,620)
Net income	211,500	1,927,239	2,138,739

Balance at December 31, 2000	16,436	22,527,352	22,543,788

Distributions to Partners ($46.39 per weighted average Limited Partnership Units of 32,337) (Note 2)	-	(1,500,000)	(1,500,000)
Net income (loss)	(3,218)	732,681	729,463

Balance December 31, 2001	$13,218	21,760,033	21,773,251
	=========	=========	==========

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2001, 2000 and 1999
	2001	2000	1999
Cash flows from operating activities:
Net income	$729,463	2,138,739	2,399,704
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of investment properties	(869,419)	(2,070,929)	(2,245,835)
Recognition of deferred gain	(181,817)	-	-
Bad debt expense	372,267	-	-
Changes in assets and liabilities:
Accrued interest and other receivables	(38,153)	(38,117)	(37,318)
Other current assets	(3,376)	(192)	(43,911)
Accounts payable	13,922	(75,028)	57,242
Accrued real estate taxes	(3,586)	738	(27,795)
Due to Affiliates	(9,363)	(13,011)	7,902
Unearned income	(60,161)	(8,537)	59,525

Net cash provided by (used in) operating activities	(50,223)	(66,337)	169,514

Cash flows from investing activities:
Additions to investment properties	(878,358)	(192,616)	(330,834)
Other assets	-	44,480	-
Principal payments collected on mortgage loans receivable	494,477	-	-
Proceeds from sale of investment properties	1,751,704	3,516,946	4,848,387

Net cash provided by investing activities	1,367,823	3,368,810	4,517,553
Cash flows from financing activities:
Repurchase of Limited Partnership Units	-	(8,081)	(2,205)
Distributions paid	(1,500,000)	(2,847,620)	(4,966,503)

Net cash used in financing activities	(1,500,000)	(2,855,701)	(4,968,708)

Net increase (decrease) in cash and cash equivalents	(182,400)	446,772	(281,641)
Cash and cash equivalents at beginning of year	734,794	288,022	569,663
Cash and cash equivalents at end of year	$552,394	734,794	288,022
	=========	=========	=========

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2001, 2000 and 1999
	2001	2000	1999

Supplemental schedule of noncash investing activities:

Reduction of investment properties	$882,285	1,446,017	2,602,552
Gain on sale of land	869,419	2,070,929	2,245,835

Proceeds from sale of investment properties	$1,751,704	3,516,946	4,848,387
	=========	=========	=========

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2001, 2000 and 1999

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 2001, the Partnership has repurchased and canceled a total of 62 Units for $56,253 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the properties estimated fair value. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity. For the years ended December 31, 2001, 2000 and 1999, the Partnership has not recognized any such impairment.

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

Effective January 1, 2001, the Partnership adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The net impact of the adoption of SFAS No. 133 had no effect on the Partnership's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144"). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. The provisions of this statement are effective for the Partnership beginning January 1, 2002. In the opinion of management, this statement, when adopted, is not expected to have a material impact on the financial position or results of operations of the Partnership.

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

2001	2000
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)
Total assets	$22,117,537	22,117,537	22,681,550	22,681,550

Partners' capital:
General Partner	13,218	15,779	16,436	16,436
Limited Partners	21,760,033	21,757,542	22,527,352	22,527,422

Net income (loss):
General Partner	(3,218)	154	211,500	211,500
Limited Partners	732,681	1,051,716	1,927,239	1,927,239

Net income per Limited Partnership Unit, basic and diluted	22.66	32.52	59.59	59.59

The net income per Limited Partnership Unit is based upon the weighted average number of Units of 32,337 and 32,341 during 2001 and 2000, respectively.

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

(3)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $5,324 and $5,893 was unpaid as of December 31, 2001 and 2000, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $45,473, $50,123, and $50,421 have been incurred for the years ended December 31, 2001, 2000, and 1999, respectively, all of which was paid.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $26,674, $12,342, and $(2,259) have been incurred and are included in marketing expenses to Affiliates for the years ended December 31, 2001, 2000, and 1999, respectively, all of which was paid.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project. Such costs are included in investment properties.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4)  Investment Properties

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Cumulative Costs of Property Sold	Total Remaining Costs of Parcels at	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/01	Recognized

1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	169,613	-	935,105	-

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	2,238,712	1,137,665	3,243,506	146,729
		(7.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030)	Var 1999
		(3.6400)	11/29/01

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	457,750	948,389	1,431,998	722,690
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99
		(60.1000)	Var 2001

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,207	58,373	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	43,175	-	1,632,332	-

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	15,335	-	1,422,284	-

9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	120,686	-	1,193,456	-

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4)  Investment Properties (continued)

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Cumulative Costs of Property Sold	Total Remaining Costs of Parcels at	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/01	Recognized

10	Kendall	223.7470	09/16/94	2,693,025	205,660	2,898,685	312,737	38,989	3,172,433	-
		(2.9770)	11/03/99

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	17,466	1,446,017	-	-
		(123.000)	11/30/00

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	134,860	427,471	358,610	-
		(59.9050)	04/16/01

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	15,548	85,960	1,011,262	-
		(10.6430)	05/21/99

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	290,720	-	3,269,916	-

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	278,954	-	2,140,598	-

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	43,498	-	1,178,519	-

18	Kendall	386.9900	11/02/95	934,993	126,329	1,061,322	501	1,061,823	-	-
		(386.9900)	08/31/98

	Total			$24,285,539	1,660,450	25,945,989	4,757,722	9,713,692	20,990,019	869,419
				========	========	========	=========	===========	==========	========

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4)  Investment Properties (continued)

  Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold on April 21, 1995.
  The aggregate cost of real estate owned at December 31, 2001 for Federal income tax purposes was approximately $20,990,000 (unaudited).
  Reconciliation of real estate owned:

	2001	2000

Balance at January 1,	$21,421,417	22,674,818
Additions during year	878,358	192,616
Sales during year	(1,309,756)	(1,446,017)

Balance at December 31,	$20,990,019	21,421,417
	=========	==========

(5)  Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2001, the Partnership had farm leases of generally one year in duration, for approximately 1,848 acres of the approximately 1,963 acres owned.

(6)  Mortgage Loans Receivable

As a result of the sale of the remaining acres of Parcel 6 for a sales price of $1,125,000 on July 7, 1998, the Partnership received a mortgage loan receivable of $1,125,000 and recorded a deferred gain on sale of $7,889. The deferred gain was recognized over the life of the related mortgage loan receivable as principal payments were received, of which $6,097 was recognized as of December 31, 2001. Of the $1,125,000 mortgage loan receivable the Partnership has received $725,000. The remaining $400,000 accrued interest at 9% per annum and had a maturity date of July 7, 2001, at which time all accrued interest, as well as principal, was due. In April 2001, the Partnership received $124,199 as final settlement for this mortgage loan receivable. The Partnership has written off the remaining principal balance of $255,523, as well as the accrued interest of $116,744.

As a result of the sale of approximately 60 acres of Parcel 12 for a sales price of $875,000 on April 16, 2001, the Partnership received a mortgage loan receivable of $875,000 and recorded a deferred gain on sale of $447,528. On July 18, 2001, the Partnership received a $350,000 paydown on the mortgage receivable and recognized gain of $179,011. The remaining deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.

The fair market value of the mortgage loans receivable was approximately $568,000 and $402,000, at December 31, 2001 and 2000, respectively.
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	12/31/01	12/31/00	12/31/01	12/31/01

6	07/07/01	9.00%	$ -	400,000	-	-

12	03/31/04	9.00%	525,000	-	41,554	268,517

			$ 525,000	400,000	41,554	268,517
			=========	========	=========	=======

(7)  Subsequent Events

On January 11, 2002, the Partnership sold approximately 108 acres of Parcel 1 for $2,150,000 to an unaffiliated third party. The Partnership received a note for $2,150,000 and recorded a deferred gain of approximately $1,200,000. On March 15, 2002, the Partnership received a principal paydown of $955,000 on the note receivable and recognized approximately $530,000 of gain. The balance of the deferred gain will be recognized as additional principal payments are received.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 2001.

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

    DANIEL L. GOODWIN (age 58) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

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

    ROBERT H. BAUM (age 57) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois and is a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides educational and emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 57) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of ten persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. He has directly overseen the purchase of close to $4 billion of income producing real estate from 1968 to the present.

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

    ROBERT D. PARKS (age 58) has been with The Inland Group Inc. ("Inland") and its affiliates since 1968 and is one of the four original principals; Chairman of Inland Real Estate Investment Corporation and Director of Inland Securities Corporation. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation. He is Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc. He is a director of Inland Real Estate Advisory Services, Inc., Inland Investment Advisors, Inc., Partnership Ownership Corp., Inland Southern Acquisitions, Inc. and Inland Southeast Investment Corp., and he is a Trustee of Inland Mutual Fund Trust.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago. He is a registered Direct Participation Program Limited Principal with the National Association of Securities Dealers, Inc. He is also a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning, as well as a member of the National Association of Real Estate Investments Trusts, Inc.

    BRENDA G. GUJRAL (age 60) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC). She is also President and Chief Operating Officer of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

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

    CATHERINE L. LYNCH (age 43) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 57) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President--Investments of IREIC, directing the day-to-day internal operations of the General Partner. Ms. Matlin is a Director of IREIC and ISC. She is President and Director of Inland Investment Advisors, Inc. and Intervest Southern Real Estate Corporation and a trustee of Inland Mutual Fund Trust. Until December 31, 2001, she was a Director of Inland Apartment Acquisitions, Inc. Prior to joining Inland, she spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin received her B.A. Degree from the University of Illinois. She is registered with the NASD as a general securities principal and investment advisor.

    PATRICIA A. DELROSSO (age 49) joined Inland in 1985. Ms. DelRosso serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. DelRosso also serves as President of the newly formed Inland Real Estate Exchange Corporation. In this capacity, she develops, implements and evaluates business plans for tenant-in-common and customized 1031 tax-deferred exchange replacement property offerings. Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative, a member of the Urban Land Institute and a member of the Northern Illinois Commercial Association of Realtors.

    KELLY TUCEK (age 39) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

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

The General Partner and its Affiliates may be reimbursed for its expenses or out-of-pocket costs relating to the administration of the Partnership. As of December 31, 2001, such costs were $47,804, of which $5,324 was unpaid.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. For the year ended December 31, 2001, the Partnership incurred $45,473 in Asset Management Fees, all of which was paid.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. For the year ended December 31, 2001, such costs were $26,674, all of which was paid.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the year ended December 31, 2001, the Partnership incurred $124,719 of such costs, all of which was paid, and are included in investment properties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.
  The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership as of December 31, 2001:

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

  Reports on Form 8-K:

None

No Annual Report or proxy material for the year 2001 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND CAPITAL FUND, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
General Partner

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 25, 2002

/s/	Patricia A. DelRosso

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 25, 2002

/s/	Kelly Tucek

By:	Kelly Tucek
Principal Financial Officer and Principal Accounting Officer
Date:	March 25, 2002

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 25, 2002

/s/	Robert H. Baum

By:	Robert H. Baum
Director
Date:	March 25, 2002