Form 10-Q
period 2002-03-31
INLAND CAPITAL FUND L P
filed 2002-05-14
CIK 878278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

March 31, 2002 and December 31, 2001
(unaudited)

Assets
	2002	2001
Current assets:
Cash and cash equivalents	$1,421,672	552,394
Accrued interest and other receivables	95,430	41,645
Other current assets	15,259	5,405

Total current assets	1,532,361	599,444

Other assets	3,074	3,074
Mortgage loan receivable (Note 5)	1,652,533	525,000
Investment properties and improvements (including acquisition fees paid to Affiliates of $888,590 and $938,804 at March 31, 2002 and December 31, 2001, respectively) (Note 3)	20,182,476	20,990,019

Total assets	$23,370,444	22,117,537
	=========	=========

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2002 and December 31, 2001
(unaudited)

Liabilities and Partners' Capital
	2002	2001
Current liabilities:
Accounts payable	$11,160	14,260
Accrued real estate taxes	63,094	50,346
Due to Affiliates (Note 2)	28,136	5,324
Unearned income	55,681	5,839

Total current liabilities	158,071	75,769

Deferred gain on sale (Note 5)	899,973	268,517

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative cash distributions	(470,240)	(470,240)
Cumulative net income	482,682	482,958

	12,942	13,218

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 outstanding at March 31, 2002 and December 31, 2001 (net of offering costs of $4,466,765, of which $3,488,574 was paid to Affiliates)	27,876,265	27,876,265
Cumulative cash distributions	(14,708,504)	(14,708,504)
Cumulative net income	9,131,697	8,592,272

	22,299,458	21,760,033

Total Partners' capital	22,312,400	21,773,251

Total liabilities and Partners' capital	$23,370,444	22,117,537
	=========	=========

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2002 and 2001
(unaudited)
	2002	2001
Income:
Sale of investment properties (Notes 1 and 3)	$-	1,158,142
Recognition of deferred gain on sale of investments in land and improvements	566,719	142
Rental income	56,203	73,168
Interest income	47,764	9,731
Other income	59	66,000

	670,745	1,307,183
Expenses:
Cost of investment properties sold	-	612,259
Professional services to Affiliates	5,963	12,057
Professional services to non-affiliates	26,763	21,123
General and administrative expenses to Affiliates	7,595	7,242
General and administrative expenses to non-affiliates	11,571	16,612
Marketing expenses to Affiliates	4,226	3,915
Marketing expenses to non-affiliates	50,599	7,091
Land operating expenses to Affiliates	10,647	11,712
Land operating expenses to non-affiliates	14,232	29,828
Bad debt expense	-	369,603

	131,596	1,091,442

Net income	$539,149	215,741
	=========	=========
Net income (loss) allocated to:
General Partner	$(276)	(3,303)
Limited Partners	539,425	219,044

Net income	$539,149	215,741
	=========	=========
Net loss per the one General Partner Unit	$(276)	(3,303)
	=========	=========
Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (32,337 for the three months ended March 31, 2002 and 2001)	$16.68	6.77
	=========	=========

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2002 and 2001
(unaudited)
	2002	2001
Cash flows from operating activities:
Net income	$539,149	215,741
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of investment properties	-	(545,883)
Recognition of deferred gain	(566,719)	(142)
Bad debt expense	-	369,603
Changes in assets and liabilities:
Accrued interest and other receivables	(53,785)	(13,576)
Other current assets	(9,854)	(13,837)
Accounts payable	(3,100)	20,013
Accrued real estate taxes	12,748	14,157
Due to Affiliates	22,812	(11,259)
Unearned income	49,842	(14,513)

Net cash provided by (used in) operating activities	(8,907)	20,304

Cash flows from investing activities:
Additions to investment properties	(144,282)	(85,493)
Other assets	-	(20,000)
Principal payments received	1,022,467	20,279
Proceeds from sale of investment properties	-	1,158,142

Net cash provided by investing activities	878,185	1,072,928

Net increase in cash and cash equivalents	869,278	1,093,232

Cash and cash equivalents at beginning of period	552,394	734,794

Cash and cash equivalents at end of period	$1,421,672	1,828,026
	=======	=======

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2002
(unaudited)

Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2001, which are included in the Partnership's 2001 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of March 31, 2002, the Partnership has repurchased and canceled a total of 62.17 Units for $56,253 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2002
(unaudited)

(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $4,667 and $5,324 was unpaid as of March 31, 2002 and December 31, 2001, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $10,647 and $11,712 have been incurred and are included in land operating expenses to Affiliates for the three months ended March 31, 2002 and 2001, respectively, of which $10,647 and $0 was unpaid as of March 31, 2002 and December 31, 2001, respectively.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $4,226 and $3,915 have been incurred and are included in marketing expenses to Affiliates for the three months ended March 31, 2002 and 2001, respectively, all of which was paid as of March 31, 2002 and December 31, 2001.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investment Properties

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Cumulative Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/02	Recognized

1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	186,333	951,825	-	566,719
		(108.8960)	01/11/02

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	2,322,144	1,137,665	3,326,938	-
		(17.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030)	Var 1999
		(3.6400)	11/29/01

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	460,651	948,389	1,434,899	-
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99
		(60.1000)	Var 2001

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,207	58,373	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	49,007	-	1,638,164	-

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	15,737	-	1,422,686	-

9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	121,407	-	1,194,177	-

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investment Properties (continued)

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Cumulative Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/02	Recognized

10	Kendall	223.7470	09/16/94	2,693,025	205,660	2,898,685	324,115	38,989	3,193,811	-
		(2.9770)	11/03/99

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	17,466	1,446,017	-	-
		(123.000)	11/30/00

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	134,860	427,471	358,610	-
		(59.9050)	04/16/01

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	16,758	85,960	1,012,472	-
		(10.6430)	05/21/99

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	296,832	-	3,276,028	-

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	284,234	-	2,145,878	-

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	43,792	-	1,178,813	-

18	Kendall	386.9900	11/02/95	934,993	126,329	1,061,322	501	1,061,823	-	-
		(386.9900)	08/31/98

	Total			$24,285,539	1,660,450	25,945,989	4,902,004	10,665,517	20,182,476	566,719
				=======	=======	=======	==========	===========	=========	========

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2002
(unaudited)

(3) Investment Properties (continued)

  Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold in April 1995.
  Reconciliation of investment properties and improvements owned:

	March 31,	December 31,
	2002	2001

Balance at January 1,	$20,990,019	21,421,417
Additions during period	144,282	878,358
Sales during period	(951,825)	(1,309,756)

Balance at end of period	$20,182,476	20,990,019
	==========	===========

(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 2002, the Partnership had farm leases of generally one year in duration, for approximately 1,742 acres of the approximately 1,854 acres owned.

(5) Mortgage Loan Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. At March 31, 2002, the fair market value of the mortgage loans receivable approximated their carrying value.
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	03/31/02	12/31/01	03/31/02	03/31/02
1	12/31/04	7.50%	$ 1,195,000	-	34,658	665,963

12	03/31/04	9.00%	457,533	525,000	52,856	234,010
			$ 1,652,533	525,000	87,814	899,973

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

The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of March 31, 2002, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately 1,448 acres of the 3,302 acres originally owned. As of March 31, 2002, cumulative distributions to the Limited Partners have totaled $14,708,504 (which represents a return of Invested Capital, as defined the Partnership Agreement). Through March 31, 2002, the Partnership has used $4,902,004 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of March 31, 2002, the Partnership owns, in whole or in part, eleven of its original eighteen parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At March 31, 2002, the Partnership had cash and cash equivalents of $1,421,672 of which approximately $172,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining amount is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has two phases of improvements complete and sites are being marketed to potential buyers, of which 30 of the 183 lots were sold as of March 31, 2002. Parcel 4, zoned for a variety of business uses, has improvements underway and sites are being marketed to potential buyers, of which one site consisting of .87 acres was sold to a hotel chain on June 6, 1997, another site consisting of 1.435 acres was sold to a combination gas station/convenience store on August 12, 1997, a third site consisting of 1.5 acres was sold to a national fast-food chain on August 13, 1998, a fourth site consisting of 1.86 acres was sold to a different national fast-food chain on October 16, 1998, a fifth site consisting of 1.033 acres was sold to a national discount tire retailer on August 19, 1999, and on March 19, 2001, a site consisting on 59 acres was sold. Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development. Parcel 7 and portions of Parcel 12 were annexed and zoned in the city of Plano in 2000.

Results of Operations

As of January 11, 2002, the Partnership sold approximately 108 acres of Parcel 1 to an unaffiliated third party on an installment basis and recorded a deferred gain of $1,198,174. As of March 31, 2002, the Partnership had received a principal payment of $955,000 and recognized $532,212 of the deferred gain. The remaining deferred gain will be recognized as payments are received. Income from the sale of investment properties and the cost of investment properties sold for the three months ended March 31, 2001 is the result of the sale of approximately 59 acres of Parcel 4.

As of March 31, 2002, the Partnership owned eleven parcels of land consisting of approximately 1,854 acres. Of the 1,854 acres owned, approximately 1,742 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses. Rental income decreased for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, due to the sale of land parcels resulting in less acres being farmed.

Interest income increased for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, due primarily to an increase in interest income earned on mortgages receivable as a result of the sale of land parcels.

The other income recorded for the three months ended March 31, 2001, is the result of the Partnership receiving non-refundable deposits on land sales which did not occur.

General and administrative expenses to non-affiliates decreased for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, due to a decrease in the Illinois Replacement Tax.

Marketing expenses to Affiliates and non-affiliates increased for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, due to an increase in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

PART II - Other Information

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND CAPITAL FUND, L.P.

By:	Inland Real Estate Investment Corporation General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	May 14, 2002

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	May 14, 2002

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	May 14, 2002