Form 10-Q
period 2002-06-30
INLAND CAPITAL FUND L P
filed 2002-08-01
CIK 878278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

June 30, 2002 and December 31, 2001
(unaudited)

Assets

	2002	2001
Current assets:
Cash and cash equivalents	$2,085,724	552,394
Accrued interest and other receivables	119,642	41,645
Other current assets	26,658	5,405

Total current assets	2,232,024	599,444

Other assets	3,074	3,074
Mortgage loan receivable (Note 5)	1,587,349	525,000
Investment properties and improvements (including acquisition fees paid to Affiliates of $888,122 and $938,804 at June 30, 2002 and December 31, 2001, respectively) (Note 3)	19,820,124	20,990,019

Total assets	$23,642,571	22,117,537
	==========	==========

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2002 and December 31, 2001
(unaudited)

Liabilities and Partners' Capital

	2002	2001
Current liabilities:
Accounts payable	$3,210	14,260
Accrued real estate taxes	54,168	50,346
Due to Affiliates (Note 2)	6,500	5,324
Unearned income	1,778	5,839

Total current liabilities	65,656	75,769

Deferred gain on sale (Note 5)	868,819	268,517

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative cash distributions	(470,240)	(470,240)
Cumulative net income	482,760	482,958

	13,020	13,218

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 outstanding at June 30, 2002 and December 31, 2001 (net of offering costs of $4,466,765, of which $3,488,574 was paid to Affiliates)	27,876,265	27,876,265
Cumulative cash distributions	(14,708,504)	(14,708,504)
Cumulative net income	9,527,315	8,592,272

	22,695,076	21,760,033

Total Partners' capital	22,708,096	21,773,251

Total liabilities and Partners' capital	$23,642,571	22,117,537
	==========	==========

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2002 and 2001
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Income:
Sale of investment property (Notes 1 and 3)	$767,586	-	767,586	1,158,142
Recognition of deferred gain on sale of investments in land and improvements	31,154	871	597,873	1,013
Rental income (Note 4)	56,919	39,465	113,122	112,633
Interest income	36,709	36,267	84,473	45,998
Other income	-	75	59	66,075

	892,368	76,678	1,563,113	1,383,861

Expenses:
Cost of investment property sold	410,773	-	410,773	612,259
Professional services to Affiliates	11,140	10,982	17,103	23,039
Professional services to non- affiliates	709	6,760	27,472	27,883
General and administrative expenses to Affiliates	3,366	3,184	10,961	10,426
General and administrative expenses to non-affiliates	3,903	6,776	15,474	23,388
Marketing expenses to Affiliates	2,525	4,565	6,751	8,480
Marketing expenses to non- affiliates	27,231	4,177	77,830	11,268
Land operating expenses to Affiliates	10,648	11,306	21,295	23,018
Land operating expenses to non- affiliates	26,377	59,167	40,609	88,995
Bad debt expense	-	2,664	-	372,267

	496,672	109,581	628,268	1,201,023

Net income (loss)	$395,696	(32,903)	934,845	182,838
	=========	=========	=========	=========

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and six months ended June 30, 2002 and 2001
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net income (loss) allocated to:
General Partner	$78	(338)	(198)	(3,641)
Limited Partners	395,618	(32,565)	935,043	186,479

Net income (loss)	$395,696	(32,903)	934,845	182,838
	==========	==========	==========	==========
Net income (loss) allocated to the one General Partner Unit	$78	(338)	(198)	(3,641)
	==========	==========	==========	==========
Net income (loss) per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 32,337 and 32,337 for the three months ended June 30, 2002 and 2001, and 32,337 and 32,337 for the six months ended June 30, 2002 and 2001, respectively	$12.23	(1.01)	28.92	5.77
	==========	==========	==========	==========

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2002 and 2001
(unaudited)

	2002	2001
Cash flows from operating activities:
Net income	$934,845	182,838
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of investment properties	(356,813)	(545,883)
Recognition of deferred gain	(597,873)	(1,013)
Bad debt expense	-	372,267
Changes in assets and liabilities:
Accrued interest and other receivables	(77,997)	(19,774)
Other current assets	(21,253)	(13,986)
Accounts payable	(11,050)	201,049
Accrued real estate taxes	3,822	15,432
Due to Affiliates	1,176	(13,488)
Unearned income	(4,061)	(63,847)

Net cash provided by (used in) operating activities	(129,204)	113,595

Cash flows from investing activities:
Additions to investment properties	(192,703)	558,421
Principal payments received	1,087,651	144,477
Proceeds from sale of investment properties	767,586	1,158,142

Net cash provided by investing activities	1,662,534	744,198

Net increase in cash and cash equivalents	1,533,330	857,793

Cash and cash equivalents at beginning of period	552,394	734,794

Cash and cash equivalents at end of period	$2,085,724	1,592,587
	=======	========

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2002
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

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of June 30, 2002, the Partnership has repurchased and canceled a total of 62.17 Units for $56,253 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2002
(unaudited)

(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $6,500 and $5,324 was unpaid as of June 30, 2002 and December 31, 2001, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $21,295 and $23,018 have been incurred and are included in land operating expenses to Affiliates for the six months ended June 30, 2002 and 2001, respectively, all of which was paid as of June 30, 2002 and December 31, 2001, respectively.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $6,751 and $8,480 have been incurred and are included in marketing expenses to Affiliates for the six months ended June 30, 2002 and 2001, respectively, all of which was paid as of June 30, 2002 and December 31, 2001.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investment Properties

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Cumulative Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/02	Recognized

1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	186,333	951,825	-	530,027
		(108.8960)	01/11/02

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	2,341,578	1,548,438	2,935,599	356,813
		(17.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030)	Var 1999
		(3.6400)	11/29/01

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	463,003	948,389	1,437,251	-
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99
		(60.1000)	Var 2001

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,207	58,373	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	53,687	-	1,642,844	-

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	16,329	-	1,423,278	-

9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	122,282	-	1,195,052	-

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investment Properties (continued)

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Cumulative Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/02	Recognized

10	Kendall	223.7470	09/16/94	2,693,025	205,660	2,898,685	345,588	38,989	3,205,284	-
		(2.9770)	11/03/99

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	17,466	1,446,017	-	-
		(123.000)	11/30/00

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	134,860	427,471	358,610	67,846
		(59.9050)	04/16/01

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	17,427	85,960	1,013,141	-
		(10.6430)	05/21/99

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	301,044	-	3,280,240	-

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	288,213	-	2,149,857	-

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	43,947	-	1,178,968	-

18	Kendall	386.9900	11/02/95	934,993	126,329	1,061,322	501	1,061,823	-	-
		(386.9900)	08/31/98

	Total			$24,285,539	1,660,450	25,945,989	4,950,425	11,076,290	19,820,124	954,686
				========	========	========	===========	============	==========	========

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2002
(unaudited)

(3) Investment Properties (continued)

  Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold in April 1995.
  Reconciliation of investment properties and improvements owned:
	June 30,	December 31,
	2002	2001
Balance at January 1,	$20,990,019	21,421,417
Additions during period	192,703	878,358
Sales during period	(1,362,598)	(1,309,756)

Balance at end of period	$19,820,124	20,990,019
	=========	==========

(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 2002, the Partnership had farm leases of generally one year in duration, for approximately 1,742 acres of the approximately 1,844 acres owned.

(5) Mortgage Loan Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. At June 30, 2002, the fair market value of the mortgage loans receivable approximated their carrying value.

			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	06/30/02	12/31/01	06/30/02	06/30/02
1	12/31/04	7.50%	$1,195,000	-	57,003	668,148

12	03/31/04	9.00%	392,349	525,000	62,289	200,671

			$1,587,349	525,000	119,292	868,819
			========	========	========	========

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

The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of June 30, 2002, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately 1,458 acres of the 3,302 acres originally owned. As of June 30, 2002, cumulative distributions to the Limited Partners have totaled $14,708,504 (which represents a return of Invested Capital, as defined the Partnership Agreement). Through June 30, 2002, the Partnership has used $4,950,425 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of June 30, 2002, the Partnership owns, in whole or in part, eleven of its original eighteen parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At June 30, 2002, the Partnership had cash and cash equivalents of $2,085,724 of which approximately $172,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining amount is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has two phases of improvements complete and sites are being marketed to potential buyers, of which 34 of the 167 lots were sold as of June 30, 2002. Parcel 4, zoned for a variety of business uses, has improvements underway and sites are being marketed to potential buyers, of which one site consisting of .87 acres was sold to a hotel chain on June 6, 1997, another site consisting of 1.435 acres was sold to a combination gas station/convenience store on August 12, 1997, a third site consisting of 1.5 acres was sold to a national fast-food chain on August 13, 1998, a fourth site consisting of 1.86 acres was sold to a different national fast-food chain on October 16, 1998, a fifth site consisting of 1.033 acres was sold to a national discount tire retailer on August 19, 1999, and on March 19, 2001, a site consisting on 59 acres was sold. Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development. Parcel 7 and portions of Parcel 12 were annexed and zoned in the city of Plano in 2000.

Results of Operations

As of January 11, 2002, the Partnership sold approximately 108 acres of Parcel 1 to an unaffiliated third party on an installment basis and recorded a deferred gain of $1,198,175. As of June 30, 2002, the Partnership had received a principal payment of $955,000 and recognized $530,027 of the deferred gain. The remaining deferred gain will be recognized as payments are received. Income from the sale of investment properties and the cost of investment properties sold for the six months ended June 30, 2002, is the result of the sale of additional lots of Parcel 2. Income from the sale of investment properties and the cost of investment properties sold for the six months ended June 30, 2001 is the result of the sale of approximately 59 acres of Parcel 4.

As of June 30, 2002, the Partnership owned eleven parcels of land consisting of approximately 1,844 acres. Of the 1,844 acres owned, approximately 1,742 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses.

Interest income increased for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due primarily to an increase in interest income earned on mortgages receivable as a result of the sale of land parcels.

The other income recorded for the six months ended June 30, 2001, is the result of the Partnership receiving non-refundable deposits on land sales which did not occur.

General and administrative expenses to non-affiliates decreased for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due to a decrease in the Illinois Replacement Tax.

Marketing expenses to Affiliates and non-affiliates increased for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due to an increase in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

PART II - Other Information

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND CAPITAL FUND, L.P.

By:	Inland Real Estate Investment Corporation General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	August 1, 2002

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	August 1, 2002

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	August 1, 2002