Form 10-Q
period 2002-09-30
INLAND CAPITAL FUND L P
filed 2002-11-12
CIK 878278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

September 30, 2002 and December 31, 2001
(unaudited)

Assets
	2002	2001
Current assets:
Cash and cash equivalents	$8,293,511	552,394
Accrued interest and other receivables (net of allowance for doubtful accounts of $62,289 at September 30, 2002)	148,931	41,645
Other current assets	2,469	5,405

Total current assets	8,444,911	599,444

Other assets	3,074	3,074
Mortgage loan receivable (net of allowance for doubtful accounts of $90,000 at September 30, 2002) (Note 5)	1,449,739	525,000
Investment properties and improvements (including acquisition fees paid to Affiliates of $775,673 and $938,804 at September 30, 2002 and December 31, 2001, respectively) (Note 3)	18,032,433	20,990,019

Total assets	$27,930,157	22,117,537

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2002 and December 31, 2001
(unaudited)

Liabilities and Partners' Capital
	2002	2001
Current liabilities:
Accounts payable	$14,359	14,260
Accrued real estate taxes	32,934	50,346
Due to Affiliates (Note 2)	18,028	5,324
Unearned income	77,273	5,839

Total current liabilities	142,594	75,769

Deferred gain on sale (Note 5)	798,668	268,517

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative cash distributions	(470,240)	(470,240)
Cumulative net income	481,844	482,958

	12,104	13,218

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 outstanding at September 30, 2002 and December 31, 2001 (net of offering costs of $4,466,765, of which $3,488,574 was paid to Affiliates)	27,876,265	27,876,265
Cumulative cash distributions	(14,708,504)	(14,708,504)
Cumulative net income	13,809,030	8,592,272

	26,976,791	21,760,033

Total Partners' capital	26,988,895	21,773,251

Total liabilities and Partners' capital	$27,930,157	22,117,537

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2002 and 2001
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Income:
Sale of investment property (Notes 1 and 3)	$6,275,317	251,651	7,042,903	1,409,793
Recognition of deferred gain on sale of investments in land and improvements	24,351	179,012	622,224	180,025
Rental income (Note 4)	52,200	56,228	165,322	168,861
Interest income	43,577	27,613	128,050	73,611
Other income	9,739	-	9,798	66,075

	6,405,184	514,504	7,968,297	1,898,365

Expenses:
Cost of investment property sold	1,926,496	74,844	2,337,269	687,103
Professional services to Affiliates	5,794	4,656	22,897	27,695
Professional services to non- affiliates	3,000	2,000	30,472	29,883
General and administrative expenses to Affiliates	2,839	2,183	13,800	12,609
General and administrative expenses to non-affiliates	12,176	2,409	27,650	25,797
Marketing expenses to Affiliates	4,567	9,226	11,318	17,706
Marketing expenses to non- affiliates	31,197	14,750	109,027	26,018
Land operating expenses to Affiliates	9,033	11,329	30,328	34,347
Land operating expenses to non- affiliates	22,794	19,654	63,403	108,649
Bad debt expense	106,489	-	106,489	372,267

	2,124,385	141,051	2,752,653	1,342,074

Net income	$4,280,799	373,453	5,215,644	556,291

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and nine months ended September 30, 2002 and 2001
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net income (loss) allocated to:
General Partner	$(916)	177	(1,114)	(3,464)
Limited Partners	4,281,715	373,276	5,216,758	559,755

Net income (loss)	$4,280,799	373,453	5,215,644	556,291
	==========	==========	==========	==========
Net income allocated to the one General Partner Unit	$(916)	177	(1,114)	(3,464)
	==========	==========	==========	==========
Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 32,337 and 32,337 for the three months ended September 30, 2002 and 2001, and 32,337 and 32,337 for the nine months ended September 30, 2002 and 2001, respectively	$132.41	11.54	161.32	17.31
	==========	==========	==========	==========

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2002 and 2001
(unaudited)
	2002	2001
Cash flows from operating activities:
Net income	$5,215,644	556,291
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investment properties	(4,705,634)	(722,690)
Recognition of deferred gain	(622,224)	(181,817)
Bad debt expense	106,489	372,267
Changes in assets and liabilities:
Accrued interest and other receivables	(169,575)	(85,903)
Other current assets	2,936	(13,384)
Accounts payable	99	15,458
Accrued real estate taxes	(17,412)	(640)
Due to Affiliates	12,704	(12,114)
Unearned income	71,434	(64,563)

Net cash used in operating activities	(105,539)	(137,095)

Cash flows from investing activities:
Additions to investment properties	(331,508)	(680,392)
Other assets	-	(5,000)
Principle payments received	1,135,261	494,477
Proceeds from sale of investment properties	7,042,903	1,409,793

Net cash provided by investing activities	7,846,656	1,218,878

Net increase in cash and cash equivalents	7,741,117	1,081,783

Cash and cash equivalents at beginning of period	552,394	734,794

Cash and cash equivalents at end of period	$8,293,511	1,816,577

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2002
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

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of September 30, 2002, the Partnership has repurchased and canceled a total of 62.17 Units for $56,253 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2002
(unaudited)

(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $18,028 and $5,324 was unpaid as of September 30, 2002 and December 31, 2001, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $30,328 and $34,347 have been incurred and are included in land operating expenses to Affiliates for the nine months ended September 30, 2002 and 2001, respectively, all of which was paid as of September 30, 2002 and December 31, 2001, respectively.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $11,318 and $17,706 have been incurred and are included in marketing expenses to Affiliates for the nine months ended September 30, 2002 and 2001, respectively, all of which was paid as of September 30, 2002 and December 31, 2001.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investment Properties

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Cumulative Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/02	Recognized

1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	186,333	951,825	-	530,027
		(108.8960)	01/11/02

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	2,436,759	1,548,438	3,030,780	356,813
		(17.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030)	Var 1999
		(3.6400)	11/29/01
		(10.1638)	Var 2002

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	466,218	948,389	1,440,466	-
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99
		(60.1000)	Var 2001

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,207	58,373	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	66,811	-	1,655,968	-

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	17,826	-	1,424,775	-

9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	124,344	-	1,197,114	-

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investment Properties (continued)

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Cumulative Costs of Property	Total Remaining Costs of Parcels at	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/02	Recognized

10	Kendall	223.7470	09/16/94	2,693,025	205,660	2,898,685	349,599	1,965,485	1,282,799	4,348,821
		(2.9770)	11/03/99
		(127.4000)	08/14/02

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	17,466	1,446,017	-	-
		(123.000)	11/30/00

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	139,567	427,471	363,317	92,197
		(59.9050)	04/16/01

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	19,348	85,960	1,015,062	-
		(10.6430)	05/21/99

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	308,964	-	3,288,160	-

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	292,646	-	2,154,290	-

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	44,681	-	1,179,702	-

18	Kendall	386.9900	11/02/95	934,993	126,329	1,061,322	501	1,061,823	-	-
		(386.9900)	08/31/98

	Total			$24,285,539	1,660,450	25,945,989	5,089,230	13,002,786	18,032,433	5,327,858

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2002
(unaudited)

(3) Investment Properties (continued)

  Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold in April 1995.

  Reconciliation of investment properties and improvements owned:

	September 30,	December 31,
	2002	2001

Balance at January 1,	$20,990,019	21,421,417
Additions during period	331,508	878,358
Sales during period	(3,289,094)	(1,309,756)

Balance at end of period	$18,032,433	20,990,019

(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 2002, the Partnership had farm leases of generally one year in duration, for approximately 1,615 acres of the approximately 1,716 acres owned.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2002
(unaudited)

(5) Mortgage Loan Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. At September 30, 2002, the fair market value of the mortgage loans receivable approximated their carrying value.
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	09/30/02	12/31/01	09/30/02	09/30/02

1	12/31/04	7.50%	$ 1,195,000	-	79,593	668,148

12	03/31/04	9.00%	344,739	525,000	62,289	176,320

			1,539,739	525,000	141,882	844,468

Less allowances for doubtful accounts			90,000	-	62,289	45,800

			$ 1,449,739	525,000	79,593	798,668

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

The Partnership used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of September 30, 2002, the Partnership has had multiple sales transactions through which it has disposed of the building and approximately 1,586 acres of the 3,302 acres originally owned. As of September 30, 2002, cumulative distributions to the Limited Partners have totaled $14,708,504 (which represents a return of Invested Capital, as defined the Partnership Agreement). Through September 30, 2002, the Partnership has used $5,089,230 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of September 30, 2002, the Partnership owns, in whole or in part, eleven of its original eighteen parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At September 30, 2002, the Partnership had cash and cash equivalents of $8,293,511 of which approximately $173,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining amount is available, upon maturity, to be used for Partnership expenses and liabilities, cash distributions to partners, and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of pre-development activity on a majority of the Partnership's land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has two phases of improvements complete and sites are being marketed to potential buyers, of which 36 of the 167 lots were sold as of September 30, 2002. Parcel 4, zoned for a variety of business uses, has improvements underway and sites are being marketed to potential buyers, of which approximately 67 acres was sold in various transactions. Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development. Parcel 7 and portions of Parcel 12 were annexed and zoned in the city of Plano in 2000.

Results of Operations

As of January 11, 2002, the Partnership sold approximately 108 acres of Parcel 1 to an unaffiliated third party on an installment basis and recorded a deferred gain of $1,198,175. As of September 30, 2002, the Partnership had received a principal payment of $955,000 and recognized $530,027 of the deferred gain. The remaining deferred gain will be recognized as payments are received. Income from the sale of investment properties and the cost of investment properties sold for the nine months ended September 30, 2002, is the result of the sale of additional lots of Parcel 2 and the sale of 127 acres of Parcel 10. Income from the sale of investment properties and the cost of investment properties sold for the nine months ended September 30, 2001 is the result of the sale of approximately 60 acres of Parcel 4.

As of September 30, 2002, the Partnership owned eleven parcels of land consisting of approximately 1,716 acres. Of the 1,716 acres owned, approximately 1,615 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses.

Interest income increased for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, due primarily to an increase in interest income earned on mortgages receivable as a result of the sale of land parcels.

The other income recorded for the nine months ended September 30, 2001, is the result of the Partnership receiving non-refundable deposits on land sales which did not occur.

Marketing expenses to non-affiliates increased for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, due to an increase in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

As of September 30, 2002, the Partnership has recorded an allowance for doubtful accounts of $90,000 and $62,289 relating to the mortgage receivable and accrued interest, respectively, relating to the sale of Parcel 12 and has written off the related deferred gain of $45,800.

Item 3: Quantitative and Qualitative Disclosures about Market Risks

Not Applicable.

Item 4: Controls and Procedures

Within 90 days prior to the filing date of this report, the General Partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits:

      99.1 Section 906 Certification by the Principal Executive Officer

      99.2 Section 906 Certification by the Principal Financial Officer

(b)  Reports on Form 8-K:

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND CAPITAL FUND, L.P.

By:	Inland Real Estate Investment Corporation General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	November 12, 2002

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	November 12, 2002

/S/ KELLY TUCEK

By:	Kelly Tucek
Assistant Vice President and
Principal Financial Officer
Date:	November 12, 2002

SECTION 302 CERTIFICATION

I, Brenda G. Gujral, President, certify that:

  I have reviewed this quarterly report on Form 10-Q of InLand Capital Fund, L.P.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: Inland Real Estate Investment Corporation

General Partner

/S/ Brenda G. Gujral

Name: Brenda G. Gujral

Title: President of the General Partner and

Principal Executive Officer of InLand Capital Fund, L.P

Date: November 12, 2002

I, Brenda G. Gujral, President, certify that:

  I have reviewed this quarterly report on Form 10-Q of InLand Capital Fund, L.P.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: Inland Real Estate Investment Corporation

General Partner

/S/ Brenda G. Gujral

Name: Brenda G. Gujral

Title: President of the General Partner and

Principal Executive Officer of InLand Capital Fund, L.P

Date: November 12, 2002

Section 302 CERTIFICATION

I, Kelly Tucek, Assistant Vice President, certify that:

  I have reviewed this quarterly report on Form 10-Q of InLand Capital Fund, L.P.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: Inland Real Estate Investment Corporation

General Partner

/S/ Kelly Tucek____________________________________

Name: Kelly Tucek

Title: Assistant Vice President of the General Partner and

Principal Financial Officer of InLand Capital Fund, L.P.

Date: November 12, 2002

I, Kelly Tucek, Assistant Vice President, certify that:

  I have reviewed this quarterly report on Form 10-Q of InLand Capital Fund, L.P.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: Inland Real Estate Investment Corporation

General Partner

/S/ Kelly Tucek____________________________________

Name: Kelly Tucek

Title: Assistant Vice President of the General Partner and

Principal Financial Officer of InLand Capital Fund, L.P.

Date: November 12, 2002