Form 10-K
period 2002-12-31
INLAND CAPITAL FUND L P
filed 2003-03-26
CIK 878278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2002

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

Indicate by a checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2)          __ Yes           X  No

INLAND CAPITAL FUND, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1.  Business

InLand Capital Fund, L.P. was formed on June 21, 1991 to invest in multiple parcels of land on an all-cash basis. On December 13, 1991, we commenced an offering of 60,000 limited partnership units ("units") at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 23, 1993, after we sold 32,399.28 units, at $1,000 per unit, resulting in $32,399,282 in gross offering proceeds, not including our general partner's capital contribution of $500. All of the holders of these units have been admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. Our limited partners will share in their portion of benefits of ownership of our real property investments according to the number of units held. As of December 31, 2002, we have repurchased a total of 62 units for $56,253 from various limited partners through the unit repurchase program. Under this program, limited partners may under certain circumstances have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We purchased on an all-cash basis, eighteen parcels of undeveloped land and one building and are engaged in the rezoning and resale of the parcels. All of the investments were made in the collar counties surrounding the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As of December 31, 2002, we have had multiple sales transactions through which we have disposed of a building and approximately 1,586 acres of the approximately 3,302 acres originally owned.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about industry segments would not be material to an understanding of our business taken as a whole.

We had no employees during 2002.

Our general partner and its affiliates provide services to us. Our general partner and its affiliates are reimbursed for salaries and expenses of employees of the general partner and its affiliates relating to our administration. An affiliate of the general partner performs marketing and advertising services for us and is reimbursed for direct costs. An affiliate of the general partner performs property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and is reimbursed for salaries and direct costs.

Item 2. Properties

We acquired fee ownership of the following real property investments:
	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date

Parcel 1, Kendall County, Illinois	108.8960	07/22/92
	(108.8960	sold 01/11/02)

Parcel 2, McHenry County, Illinois	201.0000	11/09/93
	(17.7420	sold 08/02/95)
	(8.6806	sold various 1997)
	(1.9290	sold various 1998)
	(13.5030	sold various 1999)
	(3.6400	sold 11/29/01)
	(10.1600	sold various 2002)

	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date

Parcel 3, Will County, Illinois	34.0474	03/04/94
	(34.0474	sold 02/04/99)

Parcel 4, Will County, Illinois	86.9195	03/30/94
	(2.3050	sold various 1997)
	(3.3600	sold various 1998)
	(1.0331	sold 08/19/99)
	(60.1000	sold various 2001)

Parcel 5, LaSalle County, Illinois	190.9600	04/01/94
	(2.0600	sold 04/08/98)
	(188.9000	sold 10/07/99)

Parcel 6, DeKalb County, Illinois	59.0800	05/11/94
	(4.9233	sold Apr 1998)
	(54.1567	sold 07/23/98)

Parcel 7, Kendall County, Illinois	200.8210	07/28/94

Parcel 8, Kendall County, Illinois	133.0000	08/17/94

Parcel 9, LaSalle County, Illinois	335.9600	08/30/94

Parcel 10, Kendall County, Illinois	230.7860	09/16/94
	(7.0390	sold 04/21/95)
	(2.9770	sold 11/03/99)
	(127.4000	sold 08/14/02)

Parcel 11, Kane County, Illinois	123.0000	09/26/94
	(123.0000	sold 11/30/00)

Parcel 12, Kendall County, Illinois	110.2530	09/28/94
	(59.9050	sold 04/16/01)

Parcel 13, LaSalle County, Illinois	352.7390	10/06/94
	(10.0000	sold 07/27/98)
	(342.7390	sold 08/31/98)

Parcel 14, Kendall County, Illinois	134.7760	10/26/94
	(10.6430	sold 05/21/99)

Parcel 15, McHenry County, Illinois	169.5400	10/31/94

Parcel 16, McHenry County, Illinois	207.0754	11/30/94

	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date

Parcel 17, LaSalle County, Illinois	236.4400	12/07/94

Parcel 18, Kendall County, Illinois	386.9900	11/02/95
	(386.9900	sold 08/31/98)

The general partner anticipates that land purchased by us will produce sufficient income to pay property taxes, insurance and other miscellaneous expenses, with surplus funds, if any, to be retained in the working capital reserve for pre-development activities. Income is expected to be derived from leases to farmers or from other activities compatible with our business plan for land parcels. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus the 15% cumulative return. All of the parcels purchased by us consist of land, which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to the partners from farm leases or other activities.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during 2002.

PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 2002, there were 2,624 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

Although we have established a unit repurchase program, funds for repurchase of units are limited. Units will be repurchased from limited partners at a price equal to 100% of their original capital as reduced by distributions from net sale proceeds. As of December 31, 2002, we had approximately $173,000 available for the repurchase of units.

Item 6. Selected Financial Data

INLAND CAPITAL FUND, L.P.
(a limited partnership)

For the years ended December 31, 2002, 2001, 2000, 1999 and 1998

(not covered by the Report of Independent Accountants)
	2002	2001	2000	1999	1998

Total assets	$21,039,772	22,117,537	22,681,550	23,494,350	25,966,480

Total income	$8,120,541	2,320,989	3,853,281	5,264,045	5,259,595

Net income	$5,522,385	729,463	2,138,739	2,399,704	1,207,517

Net income (loss) allocated to the one general partner unit	$375,864	(3,218)	211,500	260,957	44

Net income allocated per limited partnership unit (b)	$159.15	22.66	59.59	66.11	37.32

Distributions per limited partnership unit from sales (b)(c)	$209.68	46.39	81.53	145.50	130.39

Weighted average limited partnership units	32,337	32,337	32,341	32,351	32,352

  The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this annual report.
  The net income per unit, basic and diluted, and distributions per unit are based upon the weighted average number of units outstanding.
  Distributions from sales represent a return of original capital.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things the ability to obtain annexation and zoning approvals required to develop our properties; the approval of local governing bodies to develop our properties; successful lobbying of local "no growth" or limited develpment homeowner groups; adverse changes in real estate, financing and general economic or local conditions; eminent domain proceedings; changes in the environmental conditions or changes in the environmental positions of governmental bodies; and potential conflicts of interest between us and our affiliates, including our general partner.

Liquidity and Capital Resources

On December 13, 1991, we commenced an offering of 60,000 limited partnership units or units at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 23, 1993, after we had sold 32,399.28 units, at $1,000 per unit, resulting in $32,399,282 in gross offering proceeds, not including our general partner's capital contribution of $500. All of the holders of these units have been admitted to our partnership. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held.

We used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of December 31, 2002, we have had multiple sales transactions through which we have disposed of a building and approximately 1,586 acres of the 3,302 acres originally owned. As of December 31, 2002, cumulative distributions to the limited partners have totaled $21,489,004 (which represents a return of original capital) and $846,759 to the general partner. Through December 31, 2002, we have used $5,125,725 of working capital for rezoning and other activities and such amount is included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of December 31, 2002, we own, in whole or in part, eleven of our original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At December 31, 2002, we had cash and cash equivalents of $1,284,069, of which approximately $173,000 is reserved for the repurchase of units through our unit repurchase program. The remaining $1,111,069 is available to be used for our costs and liabilities, cash distributions to partners, and other activities with respect to some or all of our land parcels. We plan to maximize our parcel sales effort in anticipation of rising land values.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on a majority of our land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has two phases of improvements complete and sites are being marketed to potential buyers, of which 36 of the 167 lots were sold as of December 31, 2002. Parcel 4, zoned for a variety of business uses, has improvements underway and sites are being marketed to potential buyers, of which approximately 67 acres were sold in various transactions. Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development. Parcel 7 and portions of Parcel 12 were annexed and zoned in the city of Plano in 2000.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs are included in professional services and general and administrative expenses to affiliates, of which $3,205 and $5,324 was unpaid as of December 31, 2002 and 2001, respectively.

Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost of our undeveloped parcels annually, limited to a cumulative total over our life of 2% of the parcels' original cost to us. Such fees of $39,360, $45,473, and $50,123 have been incurred and paid for the years ended December 31, 2002, 2001, and 2000, respectively.

An affiliate of our general partner performed sales marketing and advertising services for us and was reimbursed for direct costs. Such costs of $14,800, $26,674, and $12,342 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2002, 2001, and 2000, respectively, of which $9,023 was unpaid as of December 31, 2002.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. The affiliate did not take a profit on any project. Such costs are included in investment properties.

Results of Operations

As of December 31, 2002, we owned eleven parcels of land consisting of approximately 1,716 acres. Of the 1,716 acres owned, approximately 1,615 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses.

Sales of investment properties of $7,042,903 and cost of investment properties sold of $2,122,269 for the year ended December 31, 2002, is the result of the sale of additional lots of Parcel 2 and the sale of 127 acres of Parcel 10. Sales of investment properties of $1,751,704 and the cost of investment properties sold of $882,285 for the year ended December 31, 2001 is the result of sales at Parcels 2 and 4. Sales of investment properties of $3,516,946 and cost of investment properties sold of $1,446,017 for the year ended December 31, 2000 is the result of the sale of Parcel 11 on November 30, 2000.

On January 11, 2002, we sold approximately 108 acres of Parcel 1 to an unaffiliated third party on an installment basis and recorded a deferred gain of $1,198,175. As of December 31, 2002, we had received a principal payment of $1,006,828 and recognized $559,006 of the deferred gain. The remaining deferred gain will be recognized as payments are received. In addition, on April 16, 2001, we sold approximately 60 acres of Parcel 12 to an unaffiliated third party on an installment basis and recorded a deferred gain of $447,528. For the years ended December 31, 2002 and December 31, 2001, we have recognized $108,238 and $179,011 of the deferred gain, respectively. The balance of the deferred gain will be recognized as payments are received.

Rental income decreased from $245,828 in 2000 to $226,318 in 2001 and $222,820 in 2002, due to the decrease in tillable acres due to land sales and pre-development activity on our land investments. This decrease was partially offset by the annual increase in lease amounts from tenants.

Interest income increased from $95,075 for the year ended December 31, 2001 to $177,776 for the year ended December 31, 2002, due primarily to an increase in interest income earned on mortgages receivable as a result of the sale of land parcels. Interest income increased from $69,707 for the year ended December 31, 2000 to $95,075 for the year ended December 31, 2001, due primarily as a result of the interest income earned on short term investments and interest income earned on our mortgage loan receivable.

The other income recorded for the years ended December 31, 2001 and 2000 is the result of our receiving non-refundable deposits on land sales which did not occur.

Professional services to affiliates decreased from $32,325 for the year ended December 31, 2001 to $28,160 for the year ended December 31, 2002, due to a decrease in legal expenses. Professional services to non-affiliates increased from $27,718 for the year ended December 31, 2000 to $30,726 for the year ended December 31, 2001, due to an increase in accounting services.

General and administrative expenses to affiliates decreased from $21,283 for the year ended December 31, 2000 to $15,479 for the year ended December 31, 2001, due to decreases in data processing and investor services expenses. General and administrative expenses to non-affiliates increased from $30,289 for the year ended December 31, 2001 to $33,571 for the year ended December 31, 2002, due primarily to an increase in printing expense.

Marketing expenses to non-affiliates increased from $43,294 for the year ended December 31, 2001 to $128,632 for the year ended December 31, 2002, due to an increase in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers. Marketing expenses to affiliates and non-affiliates increased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to an increase in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to affiliates decreased from $50,123 in 2000 and $45,473 in 2001 to $39,360 in 2002, due to a decrease in acres due to land sales. Land operating expenses to non-affiliates increased from $78,700 in 2000 to $112,714 in 2001 for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due primarily to an increase in real estate tax expense and an increase in grounds maintenance expense.

We determined that the maximum value of Parcel 1, 6 and 12 could be realized if the parcels were developed and sold as individual lots. However, if we developed and sold individual lots directly to buyers, we could be deemed a dealer of real estate and our limited partners could be subject to unrelated business taxable income. Therefore, we sold the parcels to a third party developer whereby a significant portion of the sales price was represented by notes receivable from the buyer. These transactions were deemed installment sales. The velocity of the developer's individual home sales was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the development's financial difficulties, the net sale proceeds available to us are lower than projected. For the year ended December 31, 2002, we have recorded an allowance for doubtful accounts of $90,000 and $62,289 relating to the mortgage receivable and accrued interest receivable, respectively, relating to the sale of Parcel 12. The related deferred gain for Parcel 12 of $45,800 has also been written off against bad debt expense. Bad debt expense for the year ended December 31, 2001 is the result of our writing off the remaining principal and accrued interest receivable from the sale of Parcel 6 because such amounts were deemed uncollectable.

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2002, 2001 and 2000.

	12/31/02	09/30/02	06/30/02	03/31/02
Total income	$152,244	6,405,184	892,368	670,745
Net income	306,741	4,280,799	395,696	539,149

Net income per common units, basic and diluted	9.49	132.38	12.24	16.67

	12/31/01	09/30/01	06/30/01	03/31/01
Total income	$422,624	514,504	76,678	1,307,183
Net income (loss)	173,172	373,453	(32,903)	215,741

Net income (loss) per common units, basic and diluted	5.36	11.55	(1.02)	6.67

	12/31/00	09/30/00	06/30/00	03/31/00
Total income	$3,603,537	92,036	74,710	82,998
Net income (loss)	2,096,950	38,386	19,824	(16,421)

Net income (loss) per common units, basic and diluted	64.85	1.19	0.61	(0.51)

Inflation

Inflation in future periods may cause capital appreciation of our investments in land. Rental income levels (from leases to new tenants or renewals of existing tenants) are expected to rise and fall in accordance with normal agricultural market conditions and may or may not be affected by inflation. To date, our operations have not been significantly affected by inflation.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Index

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT

To the Partners of
  InLand Capital Fund, L.P.

We have audited the accompanying balance sheets of InLand Capital Fund, L.P. (a limited partnership) (the "Partnership") as of December 31, 2002 and 2001, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of InLand Capital Fund, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

January 30, 2003

Chicago, Illinois

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

December 31, 2002 and 2001

Assets

	2002	2001
Current assets:
Cash and cash equivalents (Note 1)	$1,284,069	552,394
Accrued interest and other receivables (net of allowance for doubtful accounts of $62,289 at December 31, 2002) (Note 6)	102,154	41,645
Other current assets	-	5,405

Total current assets	1,386,223	599,444

Other assets	3,074	3,074
Mortgage loan receivable (net of allowance for doubtful accounts of $90,000 at December 31, 2002) (Note 6)	1,366,547	525,000
Investment properties and improvements (including acquisition fees paid to Affiliates of $775,673 and $938,804 at December 31, 2002 and 2001, respectively) (Notes 3 and 4)	18,283,928	20,990,019

Total assets	$21,039,772	22,117,537

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2002 and 2001

Liabilities and Partners' Capital

	2002	2001
Current liabilities:
Accounts payable	$15,131	14,260
Accrued real estate taxes	42,873	50,346
Due to Affiliates (Note 3)	12,228	5,324
Unearned income	77,275	5,839

Total current liabilities	147,507	75,769

Deferred gain on sale (Note 6)	753,648	268,517

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative cash distributions	(846,759)	(470,240)
Cumulative net income	858,822	482,958

	12,563	13,218

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 and 32,337 outstanding at December 31, 2002 and 2001, respectively (net of offering costs of $4,466,765, of which $3,488,574 was paid to Affiliates)	27,876,265	27,876,265
Cumulative cash distributions	(21,489,004)	(14,708,504)
Cumulative net income	13,738,793	8,592,272

	20,126,054	21,760,033

Total Partners' capital	20,138,617	21,773,251

Total liabilities and Partners' capital	$21,039,772	22,117,537

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2002, 2001 and 2000
	2002	2001	2000
Income:
Sale of investment properties	$7,042,903	1,751,704	3,516,946
Recognition of deferred gain on sale of investments in land and improvements	667,244	181,817	-
Rental income	222,820	226,318	245,828
Interest income	177,776	95,075	69,707
Other income	9,798	66,075	20,800

	8,120,541	2,320,989	3,853,281
Expenses:
Cost of investment properties sold	2,122,269	882,285	1,446,017
Professional services to Affiliates	28,160	32,325	32,976
Professional services to non-affiliates	30,747	30,726	27,718
General and administrative expenses to Affiliates	17,560	15,479	21,283
General and administrative expenses to non-affiliates	33,571	30,289	28,433
Marketing expenses to Affiliates	14,800	26,674	12,342
Marketing expenses to non-affiliates	128,632	43,294	16,950
Land operating expenses to Affiliates	39,360	45,473	50,123
Land operating expenses to non-affiliates	76,568	112,714	78,700
Bad debt expense	106,489	372,267	-

	2,598,156	1,591,526	1,714,542

Net income	$5,522,385	729,463	2,138,739

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Net income (loss) allocated to (Note 2):
General Partner	$375,864	(3,218)	211,500
Limited Partners	5,146,521	732,681	1,927,239

Net income	$5,522,385	729,463	2,138,739

Net income (loss) per the one General
Partner Unit	$375,864	(3,218)	211,500

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (32,337, 32,337, and 32,341 for the years ended December 31, 2002, 2001, and 2000, respectively)	$159.15	22.66	59.59

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2002, 2001 and 2000
	General	Limited
	Partner	Partners	Total

Balance January 1, 2000	$15,758	23,244,992	23,260,750

Repurchase of Limited Partnership Units	-	(8,081)	(8,081)
Distributions to Partners ($81.53 per weighted average Limited Partnership Units of 32,341) (Note 2)	(210,822)	(2,636,798)	(2,847,620)
Net income	211,500	1,927,239	2,138,739

Balance at December 31, 2000	16,436	22,527,352	22,543,788

Distributions to Partners ($46.39 per weighted average Limited Partnership Units of 32,337) (Note 2)	-	(1,500,000)	(1,500,000)
Net income (loss)	(3,218)	732,681	729,463

Balance December 31, 2001	13,218	21,760,033	21,773,251

Distributions to Partners ($209.68 per weighted average Limited Partnership Units of 32,337) (Note 2)	(376,519)	(6,780,500)	(7,157,019)
Net income	375,864	5,146,521	5,522,385

Balance at December 31, 2002	$12,563	20,126,054	20,138,617

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2002, 2001 and 2000
	2002	2001	2000
Cash flows from operating activities:
Net income	$5,522,385	729,463	2,138,739
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investment properties	(4,920,634)	(869,419)	(2,070,929)
Recognition of deferred gain	(667,244)	(181,817)	-
Bad debt expense	106,489	372,267	-
Changes in assets and liabilities:
Accrued interest and other receivables	(122,798)	(38,153)	(38,117)
Other current assets	5,405	(3,376)	(192)
Accounts payable	871	13,922	(75,028)
Accrued real estate taxes	(7,473)	(3,586)	738
Due to Affiliates	6,904	(9,363)	(13,011)
Unearned income	71,436	(60,161)	(8,537)

Net cash used in operating activities	(4,659)	(50,223)	(66,337)

Cash flows from investing activities:
Additions to investment properties	(368,003)	(878,358)	(192,616)
Other assets	-	-	44,480
Principal payments collected on mortgage loans receivable	1,218,453	494,477	-
Proceeds from sale of investment properties	7,042,903	1,751,704	3,516,946

Net cash provided by investing activities	7,893,353	1,367,823	3,368,810

Cash flows from financing activities:
Repurchase of Limited Partnership Units	-	-	(8,081)
Distributions paid	(7,157,019)	(1,500,000)	(2,847,620)

Net cash used in financing activities	(7,157,019)	(1,500,000)	(2,855,701)

Net increase (decrease) in cash and cash equivalents	731,675	(182,400)	446,772
Cash and cash equivalents at beginning of year	552,394	734,794	288,022
Cash and cash equivalents at end of year	$1,284,069	552,394	734,794

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2002, 2001 and 2000
	2002	2001	2000

Supplemental schedule of noncash investing activities:

Reduction of investment properties	$3,074,094	882,285	1,446,017
Mortgage loan receivable funding	(2,150,000)	-	-
Deferred gain on sale of investment properties	1,198,175	-	-
Gain on sale of land	4,920,634	869,419	2,070,929

Proceeds from sale of investment properties	$7,042,903	1,751,704	3,516,946

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2002, 2001 and 2000

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 2002, the Partnership has repurchased and canceled a total of 62 Units for $56,253 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Offering costs have been offset against the Limited Partners' capital accounts.

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Partnership recognizes income from the sale of land parcels in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate".

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

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the properties estimated fair value. As of December 31, 2001, the Partnership had not recognized any such impairment losses under SFAS 121.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The provisions of this statement are effective for the Partnership beginning January 1, 2002. SFAS No. 144 established new rules for the recognition, measurement and reporting of long-lived assets which are impaired and either held for sale or in use by the Partnership. The adoption of this statement did not have a material impact on the financial position or results of operations of the Partnership.

A presentation of information about operating segments as required in SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" would not be material to an understanding of the Partnership's business taken as a whole as the Partnership is engaged in the business of real estate investment which management considers to be a single operating segment.

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

The Partnership records are maintained on the accrual basis of accounting in accordance GAAP. The Federal income tax return has been prepared from such records after making appropriate adjustments, if any, to reflect the Partnership's accounts as adjusted for Federal income tax reporting purposes. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows:

2002 2001
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$21,039,772	21,039,774	22,117,537	22,117,537

Partners' capital:
General Partner	12,563	14,662	13,218	15,779
Limited Partners	20,126,054	20,124,025	21,760,033	21,757,542

Net income (loss):
General Partner	375,864	377,670	(3,218)	154
Limited Partners	5,146,521	5,144,715	732,681	1,051,716

Net income per Limited Partnership Unit, basic and diluted	159.15	159.10	22.66	32.52

The net income per Limited Partnership Unit is based upon the weighted average number of Units of 32,337 during 2002 and 2001.

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

(3)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $3,205 and $5,324 was unpaid as of December 31, 2002 and 2001, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $39,360, $45,473, and $50,123 have been incurred and paid for the years ended December 31, 2002, 2001, and 2000, respectively.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $14,800, $26,674, and $12,342 have been incurred and are included in marketing expenses to Affiliates for the years ended December 31, 2002, 2001, and 2000, respectively, of which $9,023 was unpaid as of December 31, 2002.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project. Such costs are included in investment properties.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4)  Investment Properties

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Cumulative Costs of Property Sold	Total Remaining Costs of Parcels at	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/02	Recognized

1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	186,333	951,825	-	559,006
		(108.8960)	01/11/02

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	2,457,661	1,548,438	3,051,682	356,813
		(7.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030)	Var 1999
		(3.6400)	11/29/01
		(10.16)	Var 2002

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	469,921	948,389	1,444,169	-
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99
		(60.1000)	Var 2001

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,207	58,373	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	73,620	-	1,662,777	-

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	18,820	-	1,425,769	-

9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	126,127	-	1,198,897	-

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4)  Investment Properties (continued)

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Cumulative Costs of Property Sold	Total Remaining Costs of Parcels at	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/02	Recognized

10	Kendall	223.7470	09/16/94	$ 2,693,025	205,660	2,898,685	339,652	1,750,485	1,487,852	4,563,821
		(2.9770)	11/03/99
		(127.4000)	08/14/02

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	17,466	1,446,017	-	-
		(123.000)	11/30/00

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	140,031	427,471	363,781	108,238
		(59.9050)	04/16/01

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	20,686	85,960	1,016,400	-
		(10.6430)	05/21/99

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	314,120	-	3,293,316	-

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	297,425	-	2,159,069	-

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	45,195	-	1,180,216	-

18	Kendall	386.9900	11/02/95
		(386.9900)	08/31/98	934,993	126,329	1,061,322	501	1,061,823	-	-

	Total			$24,285,539	1,660,450	25,945,989	5,125,725	12,787,786	18,283,928	5,587,878

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4)  Investment Properties (continued)

  Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold on April 21, 1995.
  The aggregate cost of real estate owned at December 31, 2002 for Federal income tax purposes was approximately $18,283,928 (unaudited).
  Reconciliation of real estate owned:

	2002	2001

Balance at January 1,	$20,990,019	21,421,417
Additions during year	368,003	878,358
Sales during year	(3,074,094)	(1,309,756)

Balance at December 31,	$18,283,928	20,990,019

(5)  Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2002, the Partnership had farm leases of generally one year in duration, for approximately 1,615 acres of the approximately 1,716 acres owned.

(6)  Mortgage Loans Receivable

As a result of the sale of the remaining acres of Parcel 6 for a sales price of $1,125,000 on July 23, 1998, the Partnership received a mortgage loan receivable of $1,125,000 and recorded a deferred gain on sale of $7,889. The deferred gain was recognized over the life of the related mortgage loan receivable as principal payments were received, of which $6,097 was recognized as of December 31, 2001. Of the $1,125,000 mortgage loan receivable the Partnership has received $725,000. The remaining $400,000 accrued interest at 9% per annum and had a maturity date of July 7, 2001, at which time all accrued interest, as well as principal, was due. In April 2001, the Partnership received $124,199 as final settlement for this mortgage loan receivable. As of December 31, 2001, the Partnership has written off the remaining principal balance of $255,523, as well as the accrued interest of $116,744.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

As a result of the sale of approximately 60 acres of Parcel 12 for a sales price of $875,000 on April 16, 2001, the Partnership received a mortgage loan receivable of $875,000 and recorded a deferred gain on sale of $447,528. On July 18, 2001, the Partnership received a $350,000 paydown on the mortgage receivable and recognized gain of $179,011. During 2002, the Partnership received paydowns totaling $211,625 on the mortgage receivable and recognized gain of $108,238. The remaining deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.

As a result of the sale of approximately 108 acres of Parcel 1 for a sales price of $2,150,000 on January 11, 2002, the Partnership received a mortgage loan receivable of $2,150,000 and recorded a deferred gain on sale of $1,198,175. As of December 31, 2002, the Partnership received a $1,006,828 paydown on the mortgage receivable and recognized $559,006 of the deferred gain. The remaining deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.

The fair market value of the mortgage loans receivable was approximately $1,393,000 and $568,000, at December 31, 2002 and 2001, respectively.
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	12/31/02	12/31/01	12/31/02	12/31/02

1	12/31/04	7.50%	$ 1,143,172	-	101,831	639,169

12	03/31/04	9.00%	313,375	525,000	62,289	160,279

			1,456,547	525,000	164,120	799,448

Less allowances for doubtful accounts			90,000	-	62,289	45,800

			$ 1,366,547	525,000	101,831	753,648

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 2002.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The general partner of our partnership, Inland Real Estate Investment Corporation, was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. Our general partner is a wholly owned subsidiary of The Inland Group, Inc. In 1990, Inland Real Estate Investment Corporation became the replacement general partner for an additional 301 privately owned real estate limited partnerships syndicated by affiliates. The general partner has responsibility for all aspects of our operations. The relationship of our general partner to its affiliates is described under the caption "Conflicts of Interest" at pages 11 to 13 of the prospectus, a copy of which description is hereby incorporated herein by reference.

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

    DANIEL L. GOODWIN (age 59) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

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

    ROBERT H. BAUM (age 58) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois and is a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides educational and emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 58) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of ten persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. He has directly overseen the purchase of close to $4 billion of income producing real estate from 1968 to the present.

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

    ROBERT D. PARKS (age 59) has been with The Inland Group Inc. ("Inland") and its affiliates since 1968 and is one of the four original principals; Chairman of Inland Real Estate Investment Corporation and Director of Inland Securities Corporation. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation. He is Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc. He is a director of Inland Real Estate Advisory Services, Inc., Inland Investment Advisors, Inc., Partnership Ownership Corp., Inland Southern Acquisitions, Inc. and Inland Southeast Investment Corp., and he is a Trustee of Inland Mutual Fund Trust.

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

    BRENDA G. GUJRAL (age 61) is President and Chief Operating Officer and a director of Inland Real Estate Investment Corporation (IREIC). She is also President and Chief Operating Officer and a director of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is also a director of Inland Investment Advisors, Inc., an investment advisor.

Mrs. Gujral has overall responsibility for the operations of IREIC, including the distribution of checks to over 50,000 investors, review of periodic communications to those investors, the filing of quarterly and annual reports for Inland's publicly registered investment programs with the Securities and Exchange Commission, compliance with other SEC and NASD securities regulations both for IREIC and ISC, review of asset management activities, and marketing and communications with the independent broker/dealer firms selling Inland's current and prior programs. Mrs. Gujral works with internal and outside legal counsel in structuring and registering the prospectuses for IREIC's investment programs and in connection with the preparation of its offering documents and registering the related securities with the Securities and Exchange Commission and state securities commissions.

Mrs. Gujral has been with the Inland organization for 22 years, becoming an officer in 1982. Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

She is a graduate of California State University. She holds Series 7, 22, 39 and 63 licenses from the NASD. Mrs. Gujral is a member of the National Association of Real Estate Investment Trusts (NAREIT), the Financial Planning Association (FPA), the Foundation for Financial Planning (FFP) and the National Association for Female Executives.

    CATHERINE L. LYNCH (age 44) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 58) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President of Inland Real Estate Investment Corporation ("IREIC") directing the day-today internal operations. Ms. Matlin is a Director of IREIC and of Inland Securities Corporation. Since 1998 she has been Vice President of Administration of Inland Retail Real Estate Trust, Inc. and was Vice President of Administration of Inland Real Corporation from 1995 until 2000. She is President and Director of Inland Investment Advisors, Inc. and Intervest Southern Real Estate Corporation, and a Trustee and Executive Vice President of Inland Mutual Fund Trust.

Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services.

Ms. Matlin is a graduate of the University of Illinois. She holds Series 7,22,24,39,63, and 65 licenses from the National Association of Securities Dealers.

    PATRICIA A. DELROSSO (age 50) joined Inland in 1985. Ms. DelRosso serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. DelRosso also serves as President of the newly formed Inland Real Estate Exchange Corporation. In this capacity, she develops, implements and evaluates business plans for tenant-in-common and customized 1031 tax-deferred exchange replacement property offerings. Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative, a member of the Urban Land Institute and a member of the Northern Illinois Commercial Association of Realtors.

    KELLY TUCEK (age 40) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

Item 11.  Executive Compensation

Our general partner is entitled to receive a share of cash distributions of net sales proceeds based upon both an aggregate overall return to the limited partners and a separate return with respect to each parcel of land purchased by us as described under the caption "Cash Distributions" and a share of profits or losses as described under the caption "Allocation of Profits or Losses" at pages 41-42 of the pospectus, and at pages A-10 to A-11 of the partnership agreement, included as an exhibit to the prospectus, a copy of which descriptions is incorporated herein by reference.

We are permitted to engage in various transactions involving affiliates of our general partner, as described under the captions "Compensation and Fees" at pages 14-16 and "Conflicts of Interest" at pages 16-18 of the prospectus, and at pages A-13 to A-22 of the partnership agreement, included as an exhibit to the prospectus, a copy of which descriptions is incorporated herein by reference. The relationship of the general partner (and its directors and officers) to its affiliates is set forth above in Item 10.

Our general partner and its affiliates may be reimbursed for its expenses or out-of-pocket costs relating to the our administration. As of December 31, 2002, such costs were $45,720, of which $3,205 was unpaid.

Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost of our undeveloped land annually, limited to a cumulative total over our life of 2% of the land's original cost to us. For the year ended December 31, 2002, we incurred $39,360 in asset management fees, all of which was paid.

An affiliate of our general partner performed sales marketing and advertising services for us and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. For the year ended December 31, 2002, such costs were $14,800, of which $9,023 was unpaid.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. For the year ended December 31, 2002, we incurred $133,116 of such costs, all of which was paid, and are included in investment properties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  No person or group is known by us to own beneficially more than 5% of the outstanding units of our partnership.
  The officers and directors of the general partner of our partnership own as a group the following units of our partnership as of December 31, 2002:

	Amount and Nature of Beneficial	Percent
Title of Class	Ownership	of Class

Limited partnership units	11.09 Units directly	Less than 1/2%

  No officer or director of our general partner possesses a right to acquire beneficial ownership of units of our partnership.

  All of the outstanding shares of our general partner are owned by an affiliate or its officers and directors as set forth above in Item 10.

  There exists no arrangement, known to us, the operation of which may, at a subsequent date, result in a change in our control.

Item 13.  Certain Relationships and Related Transactions

There were no significant transactions or business relationships with the general partner, affiliates or their management other than those described in Items 10 and 11 above. Reference is made to Note 3 of the Notes to Financial Statements (Item 8 of this annual report) for information regarding related party transactions.

Item 14:  Controls and Procedures

Within 90 days prior to the filing date of this report, our general partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

  Reports on Form 8-K:

None

No annual report or proxy material for the year 2002 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND CAPITAL FUND, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 25, 2003

/s/	Patricia A. DelRosso

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 25, 2003

/s/	Kelly Tucek

By:	Kelly Tucek
Assistant Vice President
Date:	March 25, 2003

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman
Date:	March 25, 2003

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 25, 2003

SECTION 302 CERTIFICATION

I, Brenda G. Gujral, President, certify that:

  I have reviewed this annual report on Form 10-K of InLand Capital Fund, L.P.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: Inland Real Estate Investment Corporation

General Partner

/S/ Brenda G. Gujral

Name: Brenda G. Gujral

Title: President of the General Partner and

Principal Executive Officer of InLand Capital Fund, L.P

Date: March 25, 2003

Section 302 CERTIFICATION

I, Kelly Tucek, Assistant Vice President, certify that:

  I have reviewed this annual report on Form 10-K of InLand Capital Fund, L.P.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: Inland Real Estate Investment Corporation

General Partner

/S/ Kelly Tucek____________________________________

Name: Kelly Tucek

Title: Assistant Vice President of the General Partner and

Principal Financial Officer of InLand Capital Fund, L.P.

Date: March 25, 2003

I, Kelly Tucek, Assistant Vice President, certify that:

  I have reviewed this annual report on Form 10-K of InLand Capital Fund, L.P.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: Inland Real Estate Investment Corporation

General Partner

/S/ Kelly Tucek____________________________________

Name: Kelly Tucek

Title: Assistant Vice President of the General Partner and

Principal Financial Officer of InLand Capital Fund, L.P.

Date: March 25, 2003