Form 10-Q
period 2003-03-31
INLAND CAPITAL FUND L P
filed 2003-05-13
CIK 878278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by a checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2)    Yes     No  X

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

March 31, 2003 and December 31, 2002
(unaudited)

Assets
	2003	2002
Current assets:
Cash and cash equivalents	$1,364,256	1,284,069
Accrued interest and other receivables (net of allowance for doubtful accounts of $62,289 at March 31, 2003 and December 31, 2002) (Note 5)	127,006	102,154
Current portion of mortgage loans receivable (net of allowance for doubtful accounts of $90,000 at March 31, 2003 and December 31, 2002) (Note 5)	223,375	-
Other current assets	1,275	-

Total current assets	1,715,912	1,386,223

Other assets	3,074	3,074
Mortgage loan receivable, less current portion (Note 5)	1,045,164	1,366,547
Investment properties and improvements (including acquisition fees paid to Affiliates of $775,673 at March 31, 2003 and December 31, 2002) (Note 3)	18,324,445	18,283,928

Total assets	$21,088,595	21,039,772

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2003 and December 31, 2002
(unaudited)

Liabilities and Partners' Capital
	2003	2002
Current liabilities:
Accounts payable	$54,635	15,131
Accrued real estate taxes	75,851	42,873
Due to Affiliates (Note 2)	27,743	12,228
Unearned income	116,654	77,275

Total current liabilities	274,883	147,507

Deferred gain on sale (Note 5)	698,851	753,648

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative cash distributions	(846,759)	(846,759)
Cumulative net income	858,036	858,822

	11,777	12,563

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 and 32,337 outstanding at March 31, 2003 and December 31, 2002 , respectively (net of offering costs of $4,466,765, of which $3,488,574 was paid to Affiliates)	27,876,265	27,876,265
Cumulative cash distributions	(21,489,004)	(21,489,004)
Cumulative net income	13,715,823	13,738,793

	20,103,084	20,126,054

Total Partners' capital	20,114,861	20,138,617

Total liabilities and Partners' capital	$21,088,595	21,039,772

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2003 and 2002
(unaudited)
	2003	2002
Income:
Recognition of deferred gain on sale of investments in land and improvements	$54,797	566,719
Rental income	42,999	56,203
Interest income	23,898	47,764
Other income	-	59

	121,694	670,745
Expenses:
Professional services to Affiliates	8,102	5,963
Professional services to non-affiliates	28,675	26,763
General and administrative expenses to Affiliates	8,032	7,595
General and administrative expenses to non-affiliates	42,907	11,571
Marketing expenses to Affiliates	3,291	4,226
Marketing expenses to non-affiliates	10,988	50,599
Land operating expenses to Affiliates	9,236	10,647
Land operating expenses to non-affiliates	34,219	14,232

	145,450	131,596

Net income (loss)	$(23,756)	539,149

Net income (loss) allocated to:
General Partner	$(786)	(276)
Limited Partners	(22,970)	539,425

Net income (loss)	$(23,756)	539,149

Net loss per the one General Partner Unit	$(786)	(276)

Net income (loss) per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (32,337 for the three months ended March 31, 2003 and 2002)	$(.71)	16.68

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2003 and 2002
(unaudited)
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(23,756)	539,149
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Recognition of deferred gain	(54,797)	(566,719)
Changes in assets and liabilities:
Accrued interest and other receivables	(24,852)	(53,785)
Other current assets	(1,275)	(9,854)
Accounts payable	39,504	(3,100)
Accrued real estate taxes	32,978	12,748
Due to Affiliates	15,515	22,812
Unearned income	39,379	49,842

Net cash provided by (used in) operating activities	22,696	(8,907)

Cash flows from investing activities:
Additions to investment properties	(40,517)	(144,282)
Principal payments received	98,008	1,022,467

Net cash provided by investing activities	57,491	878,185

Net increase in cash and cash equivalents	80,187	869,278
Cash and cash equivalents at beginning of period	1,284,069	552,394

Cash and cash equivalents at end of period	$1,364,256	1,421,672

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2003
(unaudited)

Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2002, which are included in the Partnership's 2002 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991, pursuant to the Delaware Revised Uniform Limited Partnership Act. On December 13, 1991, the Partnership commenced an offering of 60,000 limited partnership units or units pursuant to a Registration under the Securities Act of 1933. The amended and restated limited partnership agreement (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the general partner. The offering terminated on August 23, 1993, after the Partnership had sold 32,399.28 units, at $1,000 per unit, resulting in $32,399,282 in gross offering proceeds, not including the general partner's capital contribution of $500. All of the holders of these units have been admitted as limited partners to the Partnership. The limited partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of units held. As of March 31, 2003, the Partnership has repurchased and canceled a total of 62.17 units for $56,253 from various limited partners through the unit repurchase program. Under this program, limited partners may under certain circumstances have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

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

In the opinion of management, the financial statements contain all the adjustments necessary to present fairly the financial position and results of operations for the period presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2003
(unaudited)

(2)  Transactions with Affiliates

The general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $6,443 and $3,205 was unpaid as of March 31, 2003 and December 31, 2002, respectively.

The general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $9,236 and $10,647 have been incurred and are included in land operating expenses to affiliates for the three months ended March 31, 2003 and 2002, respectively, of which $9,236 and $0 was unpaid as of March 31, 2003 and December 31, 2002, respectively.

An affiliate of the general partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $3,291 and $4,226 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2003 and 2002, respectively, all of which was paid as of March 31, 2003 and December 31, 2002.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The affiliate did not take a profit on any project. Such costs are included in investment properties, of which $12,064 and $9,023 was unpaid at March 31, 2003 and December 31, 2002, respectively.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investment Properties
				Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Cumulative Costs of Property Sold	Total Remaining Costs of Parcels at	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/03	Recognized

1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	186,333	951,825	-	54,797
		(108.8960)	01/11/02

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	2,471,338	1,548,438	3,065,359	-
		(7.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030)	Var 1999
		(3.6400)	11/29/01
		(10.16)	Var 2002

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	471,930	948,389	1,446,178	-
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99
		(60.1000)	Var 2001

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,207	58,373	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	82,562	-	1,671,719	-

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	19,360	-	1,426,309	-

9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	129,065	-	1,201,835	-

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investment Properties (continued)
				Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Cumulative Costs of Property Sold	Total Remaining Costs of Parcels at	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/03	Recognized

10	Kendall	223.7470	09/16/94	$ 2,693,025	205,660	2,898,685	342,110	1,750,485	1,490,310	-
		(2.9770)	11/03/99
		(127.4000)	08/14/02

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	17,466	1,446,017	-	-
		(123.000)	11/30/00

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	144,326	427,471	368,076	-
		(59.9050)	04/16/01

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	21,255	85,960	1,016,969	-
		(10.6430)	05/21/99

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	316,245	-	3,295,441	-

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	299,489	-	2,161,133	-

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	46,095	-	1,181,116	-

18	Kendall	386.9900	11/02/95
		(386.9900)	08/31/98	934,993	126,329	1,061,322	501	1,061,823	-	-

	Total			$24,285,539	1,660,450	25,945,989	5,166,242	12,787,786	18,324,445	54,797

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2003
(unaudited)

(3) Investment Properties (continued)

  Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold in April 1995.

  Reconciliation of investment properties and improvements owned:

	March 31,	December 31,
	2003	2002

Balance at January 1,	$18,283,928	20,990,019
Additions during period	40,517	368,003
Sales during period	-	(3,074,094)

Balance at end of period	$18,324,445	18,283,928

(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 2003, the Partnership had farm leases of generally one year in duration, for approximately 1,290 acres of the approximately 1,716 acres owned.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2003
(unaudited)

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. At March 31, 2003, the fair market value of the mortgage loans receivable approximated their carrying value.
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	03/31/03	12/31/02	03/31/03	03/31/03

1	12/31/04	7.50%	$ 1,045,164	1,143,172	122,136	584,372

12	03/31/04	9.00%	313,375	313,375	62,289	114,479

			1,358,539	1,456,547	184,425	698,851

Less allowances for doubtful accounts			90,000	90,000	62,289	-

			$ 1,268,539	1,366,547	122,136	698,851

(6) Subsequent Events

In April 2003, the Partnership sold Parcel 9 for approximately $1,324,000 and recorded a gain of approximately $121,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things, the ability to obtain annexation and zoning approvals required to develop our properties; the approval of local governing bodies to develop our properties; successful lobbying of local "no growth" or limited development homeowner groups; adverse changes in real estate, financing and general economic or local conditions; eminent domain proceedings; changes in the environmental conditions or changes in the environmental positions of governmental bodies; and potential conflicts of interest between us and our affiliates, including our general partner.

Liquidity and Capital Resources

On December 13, 1991, we commenced an offering of 60,000 limited partnership units or units at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 23, 1993, after we had sold 32,399.28 units, at $1,000 per unit, resulting in $32,399,282 in gross offering proceeds, not including the general partner's capital contribution of $500. All of the holders of these units have been admitted as limited partners to our partnership. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. March 31, 2003, the Partnership has repurchased and canceled a total of 62.17 units for $56,253 from various limited partners through the units repurchase program. Under this program, limited partners may under certain circumstances have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. We purchased one parcel during 1992, one during 1993, fifteen during 1994 and one during 1995. As of March 31, 2003, we have had multiple sales transactions through which we have disposed of a building and approximately 1,586 acres of the 3,302 acres originally owned, or approximately 48%. As of March 31, 2003, cumulative distributions to the limited partners have totaled $21,489,004 (which represents a return of original capital). Through March 31, 2003, we have used $5,166,242 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of March 31, 2003, we own, in whole or in part, eleven of our original eighteen parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes, insurance and other miscellaneous property expenses.

At March 31, 2003, we had cash and cash equivalents of approximately $1,364,000, of which approximately $173,000 is reserved for the repurchase of units through the unit repurchase program. The remaining approximately $1,191,000 is available to be used for our costs and liabilities, cash distributions to partners, and other costs and expenses associated with owning our land parcels. We plan to maximize our land sales effort in anticipation of rising land values.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of pre-development activity on a majority of our land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has two phases of improvements complete and sites are being marketed to potential buyers, of which 36 of the 167 lots were sold as of March 31, 2003. Parcel 4, zoned for a variety of business uses, has improvements underway and sites are being marketed to potential buyers, of which approximately 67 acres were sold in various transactions. Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development. Parcel 7 and portions of Parcel 12 were annexed and zoned in the city of Plano in 2000.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs are included in professional services and general and administrative expenses to affiliates, of which $6,443 and $3,205 was unpaid as of March 31, 2003 and December 31, 2002, respectively.

Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost of our undeveloped parcels annually, limited to a cumulative total over our life of 2% of the parcels' original cost to us. Such fees of $9,236 and $10,647 have been incurred for the three months ended March 31, 2003 and 2002, respectively, of which $9,236 and $0 was unpaid as of March 31, 2003 and December 31, 2002, respectively.

An affiliate of our general partner performed sales marketing and advertising services for us and was reimbursed for direct costs. Such costs of $3,291 and $4,226 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2003 and 2002, respectively, all of which was paid as of March 31, 2003 and December 31, 2002.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. As we paid the affiliate its actual cost, the affiliate did not take a profit on any project. Such costs are included in investment properties, of which $12,064 and $9,023 was unpaid at March 31, 2003 and December 31, 2002, respectively.

Results of Operations

As of March 31, 2003, we owned eleven parcels of land consisting of approximately 1,716 acres. Of the 1,716 acres owned, approximately 1,290 acres, or approximately 75%, were tillable and leased to local farmers and were generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses for all parcels.

On January 11, 2002, we sold approximately 108 acres of Parcel 1 to an unaffiliated third party on an installment basis and recorded a deferred gain. For the three months ended March 31, 2003, we received total principal payments of $98,008 and recognized $54,797 of the deferred gain. The remaining deferred gain of $584,372 at March 31, 2003 will be recognized as payments are received. In addition, on April 16, 2001, we sold approximately 60 acres of Parcel 12 to an unaffiliated third party on an installment basis and recorded a deferred gain. The remaining deferred gain of $114,479 at March 31, 2003 will be recognized as payments are received.

Rental income was $42,999 and $56,203 for the three months ended March 31, 2003 and 2002, respectively. This decrease was due to the decrease in tillable acres due to land sales and pre-development activity on our land investments. This decrease was partially offset by the annual increase in lease payments from tenants.

Interest income was $23,898 and $47,764 for the three months ended March 31, 2003 and 2002, respectively. This decrease results from our stopping the accrual of interest income on the mortgage loan receivable relating to Parcel 12 and from a decrease in interest income earned on the mortgage loan receivable relating to Parcel 1 as a result of principal payments received. This decrease was partially offset by an increase in interest income earned on short-term investments.

General and administrative expenses to non-affiliates were $42,907 and $11,571 for the three months ended March 31, 2003 and 2002, respectively. This increase was due primarily to an increase in the Illinois replacement tax paid in 2003.

Marketing expenses to non-affiliates were $10,988 and $50,599 for the three months ended March 31, 2003 and 2002, respectively. This decrease was due primarily to a decrease in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to non-affiliates were $34,219 and $14,232 for the three months ended March 31, 2003 and 2002, respectively. This increase was due primarily to an increase in real estate taxes.

We determined that the maximum value of Parcel 1 and 12 could be realized if the parcels were developed and sold as individual lots. However, if we developed and sold individual lots directly to buyers, we could be deemed a dealer of real estate and our limited partners could be subject to unrelated business taxable income. Therefore, we sold the parcels to a third party developer whereby a significant portion of the sales price was represented by notes receivable from the buyer. These transactions were deemed installment sales. The velocity of the developer's individual home sales was slower than the developer originally projected and consequently, the developer's carrying costs were higher. As a result of the development's financial difficulties, the net sale proceeds available to us are lower than projected. As of March 31, 2003, we have recorded an allowance for doubtful accounts of $90,000 and $62,289 relating to the mortgage receivable and accrued interest receivable, respectively, relating to the sale of Parcel 12. The related deferred gain for Parcel 12 of $45,800 has also been written off against bad debt expense.

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

INLAND CAPITAL FUND, L.P.

By:	Inland Real Estate Investment Corporation General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	May 12, 2003

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	May 12, 2003

/S/ KELLY TUCEK

By:	Kelly Tucek
Assistant Vice President and
Principal Financial Officer
Date:	May 12, 2003

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

Date: May 12, 2003

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

Date: May 12, 2003

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

Date: May 12, 2003