Form 10-Q
period 2003-06-30
INLAND CAPITAL FUND L P
filed 2003-08-13
CIK 878278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

June 30, 2003 and December 31, 2002
(unaudited)

Assets
	2003	2002
Current assets:
Cash and cash equivalents	$2,641,895	1,284,069
Accrued interest and other receivables (net of allowance for doubtful accounts of $62,289 at June 30, 2003 and December 31, 2002) (Note 5)	141,415	102,154
Current portion of mortgage loans receivable (net of allowance for doubtful accounts of $90,000 at June 30, 2003 and December 31, 2002) (Note 5)	223,375	-
Other current assets	5,280	-

Total current assets	3,011,965	1,386,223

Other assets	3,074	3,074
Mortgage loan receivable, less current portion (Note 5)	997,946	1,366,547
Investment properties and improvements (including acquisition fees paid to Affiliates of $710,914 and $775,673 at June 30, 2003 and December 31, 2002, respectively) (Note 3)	17,082,065	18,283,928

Total assets	$21,095,050	21,039,772

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2003 and December 31, 2002
(unaudited)

Liabilities and Partners' Capital
	2003	2002
Current liabilities:
Accounts payable	$3,320	15,131
Accrued real estate taxes	54,003	42,873
Due to Affiliates (Note 2)	5,297	12,228
Unearned income	77,153	77,275

Total current liabilities	139,773	147,507

Deferred gain on sale (Note 5)	672,450	753,648

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative cash distributions	(846,759)	(846,759)
Cumulative net income	858,239	858,822

	11,980	12,563

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 and 32,337 outstanding at June 30, 2003 and December 31, 2002 , respectively (net of offering costs of $4,466,765, of which $3,488,574 was paid to Affiliates)	27,876,265	27,876,265
Cumulative cash distributions	(21,489,004)	(21,489,004)
Cumulative net income	13,883,586	13,738,793

	20,270,847	20,126,054

Total Partners' capital	20,282,827	20,138,617

Total liabilities and Partners' capital	$21,095,050	21,039,772

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2003 and 2002
(unaudited)
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Income:
Sale of investment property (Notes 1 and 3)	$1,324,103	767,586	1,324,103	767,586
Recognition of deferred gain on sale of investments in land and improvements	26,401	31,154	81,198	597,873
Rental income (Note 4)	43,478	56,919	86,477	113,122
Interest income	24,866	36,709	48,764	84,473
Other income	3,500	-	3,500	59

	1,422,348	892,368	1,544,042	1,563,113

Expenses:
Cost of investment property sold	1,202,815	410,773	1,202,815	410,773
Professional services to Affiliates	5,012	11,140	13,114	17,103
Professional services to non- affiliates	-	709	28,675	27,472
General and administrative expenses to Affiliates	3,273	3,366	11,305	10,961
General and administrative expenses to non-affiliates	5,716	3,903	48,623	15,474
Marketing expenses to Affiliates	2,359	2,525	5,650	6,751
Marketing expenses to non- affiliates	10,950	27,231	21,938	77,830
Land operating expenses to Affiliates	9,236	10,648	18,472	21,295
Land operating expenses to non- affiliates	15,021	26,377	49,240	40,609

	1,254,382	496,672	1,399,832	628,268

Net income	$167,966	395,696	144,210	934,845

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and six months ended June 30, 2003 and 2002
(unaudited)
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income (loss) allocated to:
General Partner	$203	78	(583)	(198)
Limited Partners	167,763	395,618	144,793	935,043

Net income	$167,966	395,696	144,210	934,845

Net income (loss) allocated to the one General Partner Unit	$203	78	(583)	(198)

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 32,337 for the three and six months ended June 30, 2003 and 2002	$5.19	12.23	4.48	28.92

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2003 and 2002
(unaudited)
	2003	2002
Cash flows from operating activities:
Net income	$144,210	934,845
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investment properties	(121,288)	(356,813)
Recognition of deferred gain	(81,198)	(597,873)
Changes in assets and liabilities:
Accrued interest and other receivables	(39,261)	(77,997)
Other current assets	(5,280)	(21,253)
Accounts payable	(11,811)	(11,050)
Accrued real estate taxes	11,130	3,822
Due to Affiliates	(6,931)	1,176
Unearned income	(122)	(4,061)

Net cash used in operating activities	(110,551)	(129,204)

Cash flows from investing activities:
Additions to investment properties	(952)	(192,703)
Principal payments received	145,226	1,087,651
Proceeds from sale of investment properties	1,324,103	767,586

Net cash provided by investing activities	1,468,377	1,662,534

Net increase in cash and cash equivalents	1,357,826	1,533,330

Cash and cash equivalents at beginning of period	1,284,069	552,394

Cash and cash equivalents at end of period	$2,641,895	2,085,724

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2003
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

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991, pursuant to the Delaware Revised Uniform Limited Partnership Act. On December 13, 1991, the Partnership commenced an offering of 60,000 limited partnership units or units pursuant to a Registration Statement of Form S-11 under the Securities Act of 1933. The amended and restated limited partnership agreement (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the general partner. The offering terminated on August 23, 1993, after the Partnership had sold 32,399.28 units, at $1,000 per unit, resulting in $32,399,282 in gross offering proceeds, not including the general partner's capital contribution of $500. All of the holders of these units have been admitted as limited partners to the Partnership. The limited partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of units held. As of June 30, 2003, the Partnership has repurchased and canceled a total of 62.17 units for $56,253 from various limited partners through the unit repurchase program. Under this program, limited partners may under certain circumstances have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

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

On January 1, 2003, the Partnership adopted FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of FIN 45 did not have a material effect on the Partnership's financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2003
(unaudited)

(2)  Transactions with Affiliates

The general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $5,297 and $3,205 was unpaid as of June 30, 2003 and December 31, 2002, respectively.

The general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $18,472 and $21,295 have been incurred and are included in land operating expenses to affiliates for the six months ended June 30, 2003 and 2002, respectively, all of which was paid as of June 30, 2003 and December 31, 2002, respectively.

An affiliate of the general partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $5,650 and $6,751 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2003 and 2002, respectively, all of which was paid as of June 30, 2003 and December 31, 2002.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The affiliate did not take a profit on any project. Such costs are included in investment properties, of which $0 and $9,023 was unpaid at June 30, 2003 and December 31, 2002, respectively.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investment Properties

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 06/30/03	Recognized

1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	186,333	951,825	-	81,198
		(108.8960)	01/11/02

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	2,481,786	1,548,438	3,075,807	-
		(7.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030)	Var 1999
		(3.6400)	11/29/01
		(10.16)	Var 2002

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	402,418	948,389	1,376,666	-
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99
		(60.1000)	Var 2001

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,207	58,373	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	87,542	-	1,676,699	-

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	19,799	-	1,426,748	-

9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	130,045	1,202,815	-	121,288
		(335.9600)	04/18/03

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investment Properties (continued)

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 06/30/03	Recognized

10	Kendall	223.7470	09/16/94	$ 2,693,025	205,660	2,898,685	343,363	1,750,485	1,491,563	-
		(2.9770)	11/03/99
		(127.4000)	08/14/02

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	17,466	1,446,017	-	-
		(123.000)	11/30/00

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	149,212	427,471	372,962	-
		(59.9050)	04/16/01

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	21,380	85,960	1,017,094	-
		(10.6430)	05/21/99

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	319,318	-	3,298,514	-

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	302,532	-	2,164,176	-

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	46,815	-	1,181,836	-

18	Kendall	386.9900	11/02/95
		(386.9900)	08/31/98	934,993	126,329	1,061,322	501	1,061,823	-	-

	Total			$24,285,538	1,660,451	25,945,989	5,126,677	13,990,601	17,082,065	202,486

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2003
(unaudited)

(3) Investment Properties (continued)

  Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold in April 1995.

  Reconciliation of investment properties and improvements owned:

	June 30,	December 31,
	2003	2002

Balance at January 1,	$18,283,928	20,990,019
Additions during period	952	368,003
Sales during period	(1,202,815)	(3,074,094)

Balance at end of period	$17,082,065	18,283,928

(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 2003, the Partnership had farm leases of generally one year in duration, for approximately 1,290 acres of the approximately 1,380 acres owned.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2003
(unaudited)

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. At June 30, 2003, the fair market value of the mortgage loans receivable approximated their carrying value.
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	06/30/03	12/31/02	06/30/03	06/30/03

1	12/31/04	7.50%	$ 997,946	1,143,172	141,415	557,971

12	03/31/04	9.00%	313,375	313,375	62,289	114,479

			1,311,321	1,456,547	203,704	672,450

Less allowances for doubtful accounts			90,000	90,000	62,289	-

			$ 1,221,321	1,366,547	141,415	672,450

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

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release ("FRR") No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially effect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable and revenue recognition. These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide stockholders with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation of Investment Properties - On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we conduct an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value. If this were to occur, we would be required to record an impairment loss equal to the excess of carrying value over fair value.

In determining the value of an investment property and whether the property is impaired, management considers several factors such as projected capital expenditures and sales prices. The aforementioned factors are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management's judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.

Cost Allocation - We use the area method of cost allocation, which approximates the relative sales method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

Valuation Mortgage Loans Receivable - On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we conduct an impairment analysis to ensure that the carrying value of each mortgage loan receivable does not exceed its estimated fair value. If this were to occur, we would be required to record an impairment loss equal to the excess of carrying value over fair value.

In determining the value of mortgage loans receivable, management considers projected sales proceeds available and expenses related to the property associated with the mortgage. Should the actual results differ from management's judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable.

Revenue Recognition - We recognize income from the sale of land parcels in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate.

Liquidity and Capital Resources

On December 13, 1991, we commenced an offering of 60,000 limited partnership units or units at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 23, 1993, after we had sold 32,399.28 units, at $1,000 per unit, resulting in $32,399,282 in gross offering proceeds, not including the general partner's capital contribution of $500. All of the holders of these units have been admitted as limited partners to our partnership. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. As of June 30, 2003, we repurchased and canceled a total of 62.17 units for $56,253 from various limited partners through the units repurchase program. Under this program, limited partners may under certain circumstances have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. We purchased one parcel during 1992, one during 1993, fifteen during 1994 and one during 1995. As of June 30, 2003, we have had multiple sales transactions through which we have disposed of a building and approximately 1,922 acres of the 3,302 acres originally owned, or approximately 58%. As of June 30, 2003, cumulative distributions to the limited partners have totaled $21,489,004 (which represents a return of original capital). Through June 30, 2003, we have used $5,126,677 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of June 30, 2003, we own, in whole or in part, ten of our original eighteen parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes, insurance and other miscellaneous property expenses.

At June 30, 2003, we had cash and cash equivalents of approximately $2,642,000, of which approximately $174,000 is reserved for the repurchase of units through the unit repurchase program. The remaining approximately $2,469,000 is available to be used for our costs and liabilities, cash distributions to partners, and other costs and expenses associated with owning our land parcels. We plan to maximize our land sales effort in anticipation of rising land values.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of pre-development activity on a majority of our land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has two phases of improvements complete and sites are being marketed to potential buyers, of which 34 of the 167 lots were sold as of June 30, 2003. Parcel 4, zoned for a variety of business uses, has improvements underway and sites are being marketed to potential buyers, of which approximately 67 acres were sold in various transactions. Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development. Parcel 7 and portions of Parcel 12 were annexed and zoned in the city of Plano in 2000.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs are included in professional services and general and administrative expenses to affiliates, of which $5,297 and $3,205 was unpaid as of June 30, 2003 and December 31, 2002, respectively.

Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost of our undeveloped parcels annually, limited to a cumulative total over our life of 2% of the parcels' original cost to us. Such fees of $18,472 and $21,295 have been incurred for the six months ended June 30, 2003 and 2002, respectively, all of which was paid as of June 30, 2003 and December 31, 2002, respectively.

An affiliate of our general partner performed sales marketing and advertising services for us and was reimbursed for direct costs. Such costs of $5,650 and $6,751 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2003 and 2002, respectively, all of which was paid as of June 30, 2003 and December 31, 2002.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. As we paid the affiliate its actual cost, the affiliate did not take a profit on any project. Such costs are included in investment properties, of which $0 and $9,023 was unpaid at June 30, 2003 and December 31, 2002, respectively.

Results of Operations

As of June 30, 2003, we owned ten parcels of land consisting of approximately 1,380 acres. Of the 1,380 acres owned, approximately 1,290 acres, or approximately 93%, were tillable and leased to local farmers and were generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses for all parcels.

On January 11, 2002, we sold approximately 108 acres of Parcel 1 to an unaffiliated third party on an installment basis and recorded a deferred gain. For the six months ended June 30, 2003, we received total principal payments of $145,226 and recognized $81,198 of the deferred gain. The remaining deferred gain of $557,971 at June 30, 2003 will be recognized as payments are received. In addition, on April 16, 2001, we sold approximately 60 acres of Parcel 12 to an unaffiliated third party on an installment basis and recorded a deferred gain. The remaining deferred gain of $114,479 at June 30, 2003 will be recognized as payments are received.

Income from the sale of investment properties and the cost of investment properties sold for the six months ended June 30, 2003 was the result of the sale of 336 acres of Parcel 9 in April 2003. Income from the sale of investment properties and the cost of investment properties sold for the six months ended June 30, 2002 was the result of the sale of additional lots of Parcel 2, the McHenry Business Park.

Rental income was $86,477 and $113,122 for the six months ended June 30, 2003 and 2002, respectively. This decrease was due to the decrease in tillable acres due to land sales and pre-development activity on our land investments. This decrease was partially offset by the annual increase in lease payments from tenants.

Interest income was $48,764 and $84,473 for the six months ended June 30, 2003 and 2002, respectively. This decrease results from our stopping the accrual of interest income on the mortgage loan receivable relating to Parcel 12 and from a decrease in interest income earned on the mortgage loan receivable relating to Parcel 1 as a result of principal payments received. This decrease was partially offset by an increase in interest income earned on short-term investments.

General and administrative expenses to non-affiliates were $48,623 and $15,474 for the six months ended June 30, 2003 and 2002, respectively. This increase was due primarily to an increase in the Illinois replacement tax paid in 2003.

Marketing expenses to non-affiliates were $21,938 and $77,830 for the six months ended June 30, 2003 and 2002, respectively. This decrease was due primarily to a decrease in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to non-affiliates were $49,240 and $40,609 for the six months ended June 30, 2003 and 2002, respectively. This increase was due primarily to an increase in real estate taxes.

We determined that the maximum value of Parcel 1 and 12 could be realized if the parcels were developed and sold as individual lots. However, if we developed and sold individual lots directly to buyers, we could be deemed a dealer of real estate and our limited partners could be subject to unrelated business taxable income. Therefore, we sold the parcels to a third party developer whereby a significant portion of the sales price was represented by notes receivable from the buyer. These transactions were deemed installment sales. The velocity of the developer's individual home sales was slower than the developer originally projected and consequently, the developer's carrying costs were higher. As a result of the development's financial difficulties, the net sale proceeds available to us are lower than projected. As of June 30, 2003, we have recorded an allowance for doubtful accounts of $90,000 and $62,289 relating to the mortgage receivable and accrued interest receivable, respectively, relating to the sale of Parcel 12. The related deferred gain for Parcel 12 of $45,800 has also been written off against bad debt expense.

Item 3: Quantitative and Qualitative Disclosures about Market Risks

Not Applicable.

Item 4: Controls and Procedures

Within 90 days prior to the filing date of this report, the general partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits:

     31.1 Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

     31.2 Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

     32.1 Section 1350 Certification by Chief Executive Officer

     32.2 Section 1350 Certification by Chief Financial Officer

(b)  Reports on Form 8-K:

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND CAPITAL FUND, L.P.

By:	Inland Real Estate Investment Corporation General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	August 11, 2003

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	August 11, 2003

/S/ KELLY TUCEK

By:	Kelly Tucek
Assistant Vice President and
Principal Financial Officer
Date:	August 11, 2003