Form 10-Q
period 2003-09-30
INLAND CAPITAL FUND L P
filed 2003-11-13
CIK 878278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

September 30, 2003 and December 31, 2002
(unaudited)

Assets
	2003	2002
Current assets:
Cash and cash equivalents	$9,040,475	1,284,069
Accrued interest and other receivables (net of allowance for doubtful accounts of $62,289 at September 30, 2003 and December 31, 2002) (Note 5)	204,568	102,154
Current portion of mortgage loans receivable (net of allowance for doubtful accounts of $90,000 at September 30, 2003 and December 31, 2002) (Note 5)	71,135	-
Other current assets	4,680	-

Total current assets	9,320,858	1,386,223

Other assets	3,074	3,074
Mortgage loan receivable, less current portion (Note 5)	891,249	1,366,547
Investment properties and improvements (including acquisition fees paid to Affiliates of $630,226 and $775,673 at September 30, 2003 and December 31, 2002, respectively) (Note 3)	15,390,702	18,283,928

Total assets	$25,605,883	21,039,772

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2003 and December 31, 2002
(unaudited)

Liabilities and Partners' Capital
	2003	2002
Current liabilities:
Accounts payable	$5,136	15,131
Accrued real estate taxes	40,974	42,873
Due to Affiliates (Note 2)	26,362	12,228
Unearned income	76,436	77,275

Total current liabilities	148,908	147,507

Deferred gain on sale (Note 5)	534,718	753,648

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative cash distributions	(846,759)	(846,759)
Cumulative net income	858,247	858,822

	11,988	12,563

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 and 32,337 outstanding at September 30, 2003 and December 31, 2002 , respectively (net of offering costs of $4,466,765, of which $3,488,574 was paid to Affiliates)	27,876,265	27,876,265
Cumulative cash distributions	(21,489,004)	(21,489,004)
Cumulative net income	18,523,008	13,738,793

	24,910,269	20,126,054

Total Partners' capital	24,922,257	20,138,617

Total liabilities and Partners' capital	$25,605,883	21,039,772

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2003 and 2002
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Income:
Sale of investment property (Notes 1 and 3)	$6,553,366	6,275,317	7,877,469	7,042,903
Recognition of deferred gain on sale of investments in land and improvements	137,732	24,351	218,930	622,224
Rental income (Note 4)	43,955	52,200	130,432	165,322
Interest income	25,569	43,577	74,333	128,050
Other income	35	9,739	3,535	9,798

	6,760,657	6,405,184	8,304,699	7,968,297

Expenses:
Cost of investment property sold	2,052,487	1,926,496	3,255,302	2,337,269
Professional services to Affiliates	6,360	5,794	19,474	22,897
Professional services to non- affiliates	3,932	3,000	32,607	30,472
General and administrative expenses to Affiliates	2,451	2,839	13,756	13,800
General and administrative expenses to non-affiliates	5,035	12,176	53,658	27,650
Marketing expenses to Affiliates	3,968	4,567	9,618	11,318
Marketing expenses to non- affiliates	13,579	31,197	35,517	109,027
Land operating expenses to Affiliates	7,596	9,033	26,068	30,328
Land operating expenses to non- affiliates	25,819	22,794	75,059	63,403
Bad debt expense	-	106,489	-	106,489

	2,121,227	2,124,385	3,521,059	2,752,653

Net income	$4,639,430	4,280,799	4,783,640	5,215,644

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and nine months ended September 30, 2003 and 2002
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net income (loss) allocated to:
General Partner	$8	(916)	(575)	(1,114)
Limited Partners	4,639,422	4,281,715	4,784,215	5,216,758

Net income (loss)	$4,639,430	4,280,799	4,783,640	5,215,644

Net income allocated to the one General Partner Unit	$8	(916)	(575)	(1,114)

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 32,337 for the three and nine months ended September 30, 2003 and 2002	$143.47	132.41	147.95	161.32

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2003 and 2002
(unaudited)
	2003	2002
Cash flows from operating activities:
Net income	$4,783,640	5,215,644
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investment properties	(4,622,167)	(4,705,634)
Recognition of deferred gain	(218,930)	(622,224)
Bad debt expense	-	106,489
Changes in assets and liabilities:
Accrued interest and other receivables	(102,414)	(169,575)
Other current assets	(4,680)	2,936
Accounts payable	(9,995)	99
Accrued real estate taxes	(1,899)	(17,412)
Due to Affiliates	14,134	12,704
Unearned income	(839)	71,434

Net cash used in operating activities	(163,150)	(105,539)

Cash flows from investing activities:
Additions to investment properties	(362,076)	(331,508)
Principle payments received	404,163	1,135,261
Proceeds from sale of investment properties	7,877,469	7,042,903

Net cash provided by investing activities	7,919,556	7,846,656

Net increase in cash and cash equivalents	7,756,406	7,741,117

Cash and cash equivalents at beginning of period	1,284,069	552,394

Cash and cash equivalents at end of period	$9,040,475	8,293,511

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2003
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

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991, pursuant to the Delaware Revised Uniform Limited Partnership Act. On December 13, 1991, the Partnership commenced an offering of 60,000 limited partnership units or units pursuant to a Registration Statement of Form S-11 under the Securities Act of 1933. The amended and restated limited partnership agreement (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the general partner. The offering terminated on August 23, 1993, after the Partnership had sold 32,399.28 units, at $1,000 per unit, resulting in $32,399,282 in gross offering proceeds, not including the general partner's capital contribution of $500. All of the holders of these units have been admitted as limited partners to the Partnership. The limited partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of units held. As of September 30, 2003, the Partnership has repurchased and canceled a total of 62.17 units for $56,253 from various limited partners through the unit repurchase program. Under this program, limited partners may under certain circumstances have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2003
(unaudited)

In January 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51". The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The consolidation provisions of FIN 46 apply immediately to variable interests in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise that is a public company holds a variable interest that it acquired before February 1, 2003. Management of the Partnership does not anticipate that the provisions of FIN 46 will have a material impact on the Partnership's financial condition and results of operations.

In May 2003, the FASB issued Statement No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for classifying and measuring certain financial instruments as liabilities that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management of the Partnership does not anticipate that the provisions of SFAS No. 150 will have an impact on the Partnership's financial condition and results of operations.

(2)  Transactions with Affiliates

The general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $8,157 and $3,205 was unpaid as of September 30, 2003 and December 31, 2002, respectively.

The general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $26,068 and $30,328 have been incurred and are included in land operating expenses to affiliates for the nine months ended September 30, 2003 and 2002, respectively, of which $7,597 and $0 was unpaid as of September 30, 2003 and December 31, 2002, respectively.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2003
(unaudited)

An affiliate of the general partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $9,618 and $11,318 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2003 and 2002, respectively, all of which was paid as of September 30, 2003 and December 31, 2002.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The affiliate did not recognize any profit on any project. Such costs are included in investment properties, of which $10,608 and $9,023 was unpaid at September 30, 2003 and December 31, 2002, respectively.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investment Properties

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 09/30/03	Recognized
1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	186,333	951,825	-	140,855
		(108.8960)	01/11/02

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	2,503,869	1,548,438	3,097,890	-
		(7.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030)	Var 1999
		(3.6400)	11/29/01
		(10.16)	Var 2002

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	405,555	948,389	1,379,803	-
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99
		(60.1000)	Var 2001

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,207	58,373	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	403,574	1,671,539	321,192	3,373,203
		(168.1740)	09/18/03

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	20,202	-	1,427,151	-

9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	130,045	1,202,815	-	121,288
		(335.9600)	04/18/03

INLAND CAPITAL FUND, L.P.,
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investment Properties (continued)

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 09/30/03	Recognized

10	Kendall	223.7470	09/16/94	$ 2,693,025	205,660	2,898,685	344,264	1,750,485	1,492,464	-
		(2.9770)	11/03/99
		(127.4000)	08/14/02

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	17,466	1,446,017	-	-
		(123.000)	11/30/00

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	157,198	808,419	-	1,205,751
		(59.9050)	04/16/01
		(50.3480)	09/18/03

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	22,685	85,960	1,018,399	-
		(10.6430)	05/21/99

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	323,134	-	3,302,330	-

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	306,223	-	2,167,867	-

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	48,585	-	1,183,606	-

18	Kendall	386.9900	11/02/95
		(386.9900)	08/31/98	934,993	126,329	1,061,322	501	1,061,823	-	-

	Total			$24,285,538	1,660,451	25,945,989	5,487,801	16,043,088	15,390,702	4,841,097

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2003
(unaudited)

(3) Investment Properties (continued)

  Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which was sold in April 1995.

  Reconciliation of investment properties and improvements owned:

	September 30,	December 31,
	2003	2002

Balance at January 1,	$18,283,928	20,990,019
Additions during period	362,076	368,003
Sales during period	(3,255,302)	(3,074,094)

Balance at end of period	$15,390,702	18,283,928

(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 2003, the Partnership had farm leases of generally one year in duration, for approximately 1,046 acres of the approximately 1,162 acres owned.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2003
(unaudited)

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. At September 30, 2003, the fair market value of the mortgage loans receivable approximated their carrying value.
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	09/30/03	12/31/02	09/30/03	09/30/03

1	12/31/04	7.50%	$ 891,249	1,143,172	159,240	498,315

12	03/31/04	9.00%	161,135	313,375	62,289	36,403

			1,052,384	1,456,547	221,529	534,718

Less allowances for doubtful accounts			90,000	90,000	62,289	-

			$ 962,384	1,366,547	159,240	534,718

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

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release ("FRR") No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially effect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable and revenue recognition. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide stockholders with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

Liquidity and Capital Resources

On December 13, 1991, we commenced an offering of 60,000 limited partnership units or units at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 23, 1993, after we had sold 32,399.28 units, at $1,000 per unit, resulting in $32,399,282 in gross offering proceeds, not including the general partner's capital contribution of $500. All of the holders of these units have been admitted as limited partners to our partnership. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. As of September 30, 2003, we repurchased and canceled a total of 62.17 units for $56,253 from various limited partners through the units repurchase program. Under this program, limited partners may under certain circumstances have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, eighteen parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. We purchased one parcel during 1992, one during 1993, fifteen during 1994 and one during 1995. As of September 30, 2003, we have had multiple sales transactions through which we have disposed of a building and approximately 2,140 acres of the 3,302 acres originally owned, or approximately 65%. As of September 30, 2003, cumulative distributions to the limited partners have totaled $21,489,004 (which represents a return of original capital). Through September 30, 2003, we have used $5,487,801 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of September 30, 2003, we own, in whole or in part, nine of our original eighteen parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes, insurance and other miscellaneous property expenses.

At September 30, 2003, we had cash and cash equivalents of approximately $9,040,000, of which approximately $174,000 is reserved for the repurchase of units through the unit repurchase program. The remaining approximately $8,866,000 is available to be used for our costs and liabilities, cash distributions to partners, and other costs and expenses associated with owning our land parcels. We plan to maximize our land sales effort in anticipation of rising land values.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of pre-development activity on a majority of our land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has two phases of improvements complete and sites are being marketed to potential buyers, of which 34 of the 167 lots were sold as of September 30, 2003. Parcel 4, zoned for a variety of business uses, has improvements underway and sites are being marketed to potential buyers, of which approximately 67 acres were sold in various transactions. Parcels 15 and 16 have been annexed to the village of Huntley and zoned for residential and commercial development. Parcel 7 and portions of Parcel 12 were annexed and zoned in the city of Plano in 2000, with sales occurring in 2001 and 2003.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs are included in professional services and general and administrative expenses to affiliates, of which $8,157 and $3,205 was unpaid as of September 30, 2003 and December 31, 2002, respectively.

Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost of our undeveloped parcels annually, limited to a cumulative total over our life of 2% of the parcels' original cost to us. Such fees of $26,068 and $30,328 have been incurred for the nine months ended September 30, 2003 and 2002, respectively, of which $7,597 and $0 was unpaid as of September 30, 2003 and December 31, 2002, respectively.

An affiliate of our general partner performed sales marketing and advertising services for us and was reimbursed for direct costs. Such costs of $9,618 and $11,318 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2003 and 2002, respectively, all of which was paid as of September 30, 2003 and December 31, 2002.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. As we paid the affiliate its actual cost, the affiliate did not take a profit on any project. Such costs are included in investment properties, of which $10,608 and $9,023 was unpaid at September 30, 2003 and December 31, 2002, respectively.

Results of Operations

As of September 30, 2003, we owned nine parcels of land consisting of approximately 1,162 acres. Of the 1,162 acres owned, approximately 1,046 acres, or approximately 90%, were tillable and leased to local farmers and were generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses for all parcels.

On January 11, 2002, we sold approximately 108 acres of Parcel 1 to an unaffiliated third party on an installment basis and recorded a deferred gain. For the nine months ended September 30, 2003, we received total principal payments of $251,922 and recognized $140,855 of the deferred gain. The remaining deferred gain of $498,315 at September 30, 2003 will be recognized as payments are received. In addition, on April 16, 2001, we sold approximately 60 acres of Parcel 12 to an unaffiliated third party on an installment basis and recorded a deferred gain. The remaining deferred gain of $36,403 at September 30, 2003 will be recognized as payments are received.

Income from the sale of investment properties and the cost of investment properties sold for the nine months ended September 30, 2003 was the result of the sale of 336 acres of Parcel 9 in April 2003, 168 acres of Parcel 7 in September 2003 and 50 acres of Parcel 12 in September 2003. Income from the sale of investment properties and the cost of investment properties sold for the nine months ended September 30, 2002 was the result of the sale of additional lots of Parcel 2, the McHenry Business Park.

Rental income was $130,432 and $165,322 for the nine months ended September 30, 2003 and 2002, respectively. This decrease was due to the decrease in tillable acres due to land sales and pre-development activity on our land investments. This decrease was partially offset by the annual increase in lease payments from tenants.

Interest income was $74,333 and $128,050 for the nine months ended September 30, 2003 and 2002, respectively. This decrease results from our stopping the accrual of interest income on the mortgage loan receivable relating to Parcel 12 and from a decrease in interest income earned on the mortgage loan receivable relating to Parcel 1 as a result of principal payments received. This decrease was partially offset by an increase in interest income earned on short-term investments.

General and administrative expenses to non-affiliates were $53,658 and $27,650 for the nine months ended September 30, 2003 and 2002, respectively. This increase was due primarily to an increase in the Illinois replacement tax paid in 2003.

Marketing expenses to non-affiliates were $35,517 and $109,027 for the nine months ended September 30, 2003 and 2002, respectively. This decrease was due primarily to a decrease in marketing, advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to non-affiliates were $75,059 and $63,403 for the nine months ended September 30, 2003 and 2002, respectively. This increase was due primarily to an increase in real estate taxes.

We determined that the maximum value of Parcel 1 and 12 could be realized if the parcels were developed and sold as individual lots. However, if we developed and sold individual lots directly to buyers, we could be deemed a dealer of real estate and our limited partners could be subject to unrelated business taxable income. Therefore, we sold the parcels to a third party developer whereby a significant portion of the sales price was represented by notes receivable from the buyer. These transactions were deemed installment sales. The velocity of the developer's individual home sales was slower than the developer originally projected and consequently, the developer's carrying costs were higher. As a result of the development's financial difficulties, the net sale proceeds available to us are lower than projected. As of September 30, 2003, we have recorded an allowance for doubtful accounts of $90,000 and $62,289 relating to the mortgage receivable and accrued interest receivable, respectively, relating to the sale of Parcel 12. The related deferred gain for Parcel 12 of $45,800 has also been reserved and recorded against bad debt expense.

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

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits:

     31.1 Rule 13a-14(a)/15d-14(a) Certification by principal executive officer

     31.2 Rule 13a-14(a)/15d-14(a) Certification by principal financial officer

     32.1 Section 1350 Certification by principal executive officer

     32.2 Section 1350 Certification by principal financial officer

(b)  Reports on Form 8-K:

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND CAPITAL FUND, L.P.

By:	Inland Real Estate Investment Corporation General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	November 12, 2003

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	November 12, 2003

/S/ KELLY TUCEK

By:	Kelly Tucek
Assistant Vice President and
principal financial officer
Date:	November 12, 2003