Form 10-Q/A
period 2003-09-30
INLAND CAPITAL FUND L P
filed 2004-03-29
CIK 878278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

The Partnership determined that the maximum value of Parcel 1 and 12 could be realized if the parcels were developed and sold as individual lots. However, if the Partnership had followed that plan, there is a possibility that it could have increased income taxes. Therefore, the Partnership sold the parcels to a third party developer whereby 100% of the sales price was represented by notes receivable from the buyer. These transactions were deemed installment sales. After the sale, the developer, through limited liability companies or LLCs, secured third party financing to cover the deferred down payment owed to the Partnership as well as provide proceeds to begin the development of the project. These sales were structured so that the deferred down payment received at the time of the sale was sufficient to provide a distribution to the Limited Partners that equated to the Parcel Capital allocated to the parcel plus approximately a 6% return per annum on the Parcel Capital through the date of the distribution.

The velocity of the developer's individual home sales at Parcel 12 was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the slower lot sales, the net sale proceeds available to the Partnership were lower than anticipated. As of September 30, 2003, the Partnership has recorded an allowance for doubtful accounts of $90,000 and $62,289 relating to the mortgage receivable and accrued interest receivable, respectively, relating to the sale of Parcel 12. The related deferred gain for Parcel 12 of $45,800 has also been reserved and recorded against bad debt expense.

The General Partner guaranteed the third party development loans owed by the limited liability companies. In reviewing the developments' financial situation, the General Partner determined that it would be in its best interest to have an affiliate acquire the interests in the LLC that owned Parcel 12. The General Partner and its affiliates concluded that they could better control the continuing costs to complete these developments and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed. An affiliate of the General Partner contributed approximately $50,000 to acquire the interests in the LLC that owned Parcel 12. The affiliate of the General Partner will complete the development and sale of the project. The Limited Partners received distributions that equated to the Parcel Capital plus approximately a 6% return per annum on the Parcel Capital through the date of the distribution.

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

In determining the value of an investment property and whether the property is impaired, management considers several factors such as projected capital expenditures and sales prices. The aforementioned factors are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management's judgement, the valuation could be negatively or positively affected.

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

In determining the value of mortgage loans receivable, management considers projected sales proceeds available and expenses related to the property associated with the mortgage. Should the actual results differ from management's judgement, the valuation could be negatively or positively affected.

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

We determined that the maximum value of Parcel 1 and 12 could be realized if the parcels were developed and sold as individual lots. However, if we had followed that plan, there is a possibility that it could have increased income taxes. Therefore, we sold the parcels to a third party developer whereby 100% of the sales price was represented by notes receivable from the buyer. These transactions were deemed installment sales. After the sale, the developer, through limited liability companies or LLCs, secured third party financing to cover the deferred down payment owed to us as well as provide proceeds to begin the development of the project. These sales were structured so that the deferred down payment received at the time of the sale was sufficient to provide a distribution to our limited partners that equated to the parcel capital allocated to the parcel plus approximately a 6% return per annum on the invested capital allocated to the parcel (parcel capital) through the date of the distribution.

The velocity of the developer's individual home sales at Parcel 12 was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the slower lot sales, the net sale proceeds available to us were lower than anticipated. As of September 30, 2003, we have recorded an allowance for doubtful accounts of $90,000 and $62,289 relating to the mortgage receivable and accrued interest receivable, respectively, relating to the sale of Parcel 12. The related deferred gain for Parcel 12 of $45,800 has also been reserved and recorded against bad debt expense.

Our general partner guaranteed the third party development loans owed by the limited liability companies. In reviewing the developments' financial situation, our general partner determined that it would be in its best interest to have an affiliate acquire the interests in the LLC that owned Parcel 12. The general partner and its affiliates concluded that they could better control the continuing costs to complete these developments and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed. An affiliate of our general partner contributed approximately $50,000 to acquire the interests in the LLC that owned Parcel 12. The affiliate of the general partner will complete the development and sale of the project. Our limited partners received distributions that equated to the invested capital allocated to each parcel (parcel capital) plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

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

INLAND CAPITAL FUND, L.P.

By:	Inland Real Estate Investment Corporation General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	March 26, 2004

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 26, 2004

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
principal financial officer
Date:	March 26, 2004