Form 10-K
period 2003-12-31
INLAND CAPITAL FUND L P
filed 2004-03-30
CIK 878278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2003

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1.  Business

InLand Capital Fund, L.P. was formed on June 21, 1991 to invest in multiple parcels of land on an all-cash basis. On December 13, 1991, we commenced an offering of 60,000 limited partnership units or units at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 23, 1993, after we sold 32,399.28 units, at $1,000 per unit, resulting in $32,399,282 in gross offering proceeds, not including our general partner's capital contribution of $500. All of the holders of these units have been admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. Our limited partners will share in their portion of benefits of ownership of our real property investments according to the number of units held. As of December 31, 2003, we have repurchased a total of 62 units for $56,253 from various limited partners through the unit repurchase program. Under this program, limited partners may under certain circumstances have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We purchased on an all-cash basis, 18 parcels of undeveloped land and one building and are engaged in the rezoning and resale of the parcels. All of the investments were made in the collar counties surrounding the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, our holding period has exceeded our original estimates. As of December 31, 2003, we have had multiple sales transactions through which we have disposed of a building and approximately 2,141 acres of the approximately 3,302 acres originally owned.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has two phases of improvements complete and sites are being marketed to potential buyers, of which 34 of the 167 lots were sold as of December 31, 2003. Parcel 4 was zoned for a variety of business uses and has improvements underway. Sites being marketed to potential buyers, of which approximately 67 acres were sold in various transactions. Parcels 15 and 16 were annexed to the village of Huntley and zoned for residential and commercial development. Parcels 15 and 16 were sold in 2004. Parcel 7 and portions of Parcel 12 were annexed and zoned in the city of Plano in 2000, with sales occurring in 2001 and 2003.

In addition to the sales of Parcels 15 and 16 in 2004, we also sold 84 acres of Parcel 10. On March 22, 2004, we paid distributions totaling $20,000,000, which includes $16,830,331 paid to the limited partners and $3,169,669 paid to the general partner. In addition to these sales which occurred in 2004, we anticipate additional sales of over 150 acres of Parcels 4 and 14. Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions.

We had no employees during 2003.

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

Access to Our Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge through our general partner's website, and by responding to requests addressed to our director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC. Our general partner's website address is www.inland-investments.com. The information contained on this website, or other websites linked to our website, is not part of this document.

Limited partners wishing to communicate with our general partner can do so by writing to the attention of the general partner care of our partnership at 2901 Butterfield Road, Oak Brook, IL 60523.

Item 2. Properties

We acquired fee ownership of the following real property investments:
	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date

Parcel 1, Kendall County, Illinois	108.8960	-	07/22/92
	(108.8960		sold 01/11/02)

Parcel 2, McHenry County, Illinois	201.0000	145.3454	11/09/93
	(17.7420		sold 08/02/95)
	(8.6806		sold various 1997)
	(1.9290		sold various 1998)
	(13.5030		sold various 1999)
	(3.6400		sold 11/29/01)
	(10.1600		sold various 2002)

Parcel 3, Will County, Illinois	34.0474	-	03/04/94
	(34.0474		sold 02/04/99)

Parcel 4, Will County, Illinois	86.9195	20.1214	03/30/94
	(2.3050		sold various 1997)
	(3.3600		sold various 1998)
	(1.0331		sold 08/19/99)
	(60.1000		sold various 2001)

Parcel 5, LaSalle County, Illinois	190.9600	-	04/01/94
	(2.0600		sold 04/08/98)
	(188.9000		sold 10/07/99)

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date

Parcel 6, DeKalb County, Illinois	59.0800	-	05/11/94
	(4.9233		sold Apr 1998)
	(54.1567		sold 07/23/98)

Parcel 7, Kendall County, Illinois	200.8210	32.6470	07/28/94
	(168.1740		sold 09/18/03)

Parcel 8, Kendall County, Illinois	133.0000	133.0000	08/17/94

Parcel 9, LaSalle County, Illinois	335.9600	-	08/30/94
	(335.9600		Sold 04/18/03)

Parcel 10, Kendall County, Illinois	230.7860	93.3700	09/16/94
	(7.0390		sold 04/21/95)
	(2.9770		sold 11/03/99)
	(127.4000		sold 08/14/02)

Parcel 11, Kane County, Illinois	123.0000	-	09/26/94
	(123.0000		sold 11/30/00)

Parcel 12, Kendall County, Illinois	110.2530	-	09/28/94
	(59.9050		sold 04/16/01)
	(50.3480		sold 09/18/03)

Parcel 13, LaSalle County, Illinois	352.7390	-	10/06/94
	(10.0000		sold 07/27/98)
	(342.7390		sold 08/31/98)

Parcel 14, Kendall County, Illinois	134.7760	124.1330	10/26/94
	(10.6430		sold 05/21/99)

Parcel 15, McHenry County, Illinois	169.5400	169.5400	10/31/94

Parcel 16, McHenry County, Illinois	207.0754	207.0754	11/30/94

Parcel 17, LaSalle County, Illinois	236.4400	236.4400	12/07/94

Parcel 18, Kendall County, Illinois	386.9900	-	11/02/95
	(386.9900		sold 08/31/98)

Our general partner anticipates that the land we acquired will produce sufficient income to pay property taxes, insurance and other miscellaneous expenses, with surplus funds, if any, to be retained in the working capital reserve for pre-development activities. Income is expected to be derived from leases to farmers or from other activities compatible with our business plan for land parcels. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus the 15% cumulative return. All of the parcels purchased by us consist of land, which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to the partners from farm leases or other leasing activities.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Consistent with our limited partnership agreement, there were no matters submitted to a vote of our security holders during 2003.

PART II

Item 5. Market for our Limited Partnership Units and Related Security Holder Matters

As of March 22, 2004, there were 2,583 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

Although we have established a unit repurchase program, funds for repurchase of units are limited. Units will be repurchased from limited partners at a price equal to 100% of their original capital as reduced by distributions from net sale proceeds. As of December 31, 2003, we had approximately $175,000 available for the repurchase of units.

For the years ended December 31, 2003 and 2002, we paid the following distributions:

Distributions to:	2003	2002

General partners	$397,043	376,519
Limited partners	7,343,986	6,780,500

Total	$7,741,029	7,157,019

Item 6. Selected Financial Data

INLAND CAPITAL FUND, L.P.
(a limited partnership)

For the years ended December 31, 2003, 2002, 2001, 2000 and 1999

(not covered by the Report of Independent Accountants)
	2004	2002	2001	2000	1999

Total assets	$17,909,721	21,039,772	22,117,537	22,681,550	23,494,350

Total income	$8,397,317	8,120,541	2,320,989	3,853,281	5,264,045

Net income	$4,791,865	5,522,385	729,463	2,138,739	2,399,704

Net income (loss) allocated to the one general partner unit	$396,565	375,864	(3,218)	211,500	260,957

Net income allocated per limited partnership unit	$135.93	159.15	22.66	59.59	66.11

Distributions per limited partnership unit from sales	$227.11	209.68	46.39	81.53	145.50

Weighted average limited partnership units	32,337	32,337	32,337	32,341	32,351

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

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially effect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable and revenue recognition. These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

Valuation of Mortgage Loans Receivable - On a quarterly basis, we conduct an analysis to ensure that the carrying value of each mortgage loan receivable is recoverable from the borrower. If we determine that all or a portion of the receivable is not collectible, we would be required to record an allowance for doubtful accounts equal to the amount estimated to be uncollectible.

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

We used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, 18 parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of December 31, 2003, we have had multiple sales transactions through which we have disposed of a building and approximately 2,141 acres of the 3,302 acres originally owned. As of December 31, 2003, cumulative distributions to the limited partners have totaled $28,832,990 (which represents a return of original capital) and $1,243,802 to the general partner. Through December 31, 2003, we have used $5,537,920 of working capital for rezoning and other activities and such amount is included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of December 31, 2003, we own, in whole or in part, nine of our original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At December 31, 2003, we had cash and cash equivalents of $1,402,121, of which approximately $175,000 is reserved for the repurchase of units through our unit repurchase program. The remaining $1,227,121 is available to be used for our costs and liabilities, cash distributions to partners, and other activities with respect to some or all of our land parcels.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on a majority of our land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has two phases of improvements complete and sites are being marketed to potential buyers, of which 34 of the 167 lots were sold as of December 31, 2003. Parcel 4 was zoned for a variety of business uses and has improvements underway. Sites are being marketed to potential buyers, of which approximately 67 acres were sold in various transactions. Parcels 15 and 16 was annexed to the village of Huntley and zoned for residential and commercial development. Parcels 15 and 16 were sold in 2004. Parcel 7 and portions of Parcel 12 were annexed and zoned in the city of Plano in 2000, with sales occurring in 2001 and 2003.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $45,782, $45,720 and $47,804 for the years ended December 31, 203, 2002 and 2001, respectively, are included in professional services and general and administrative expenses to affiliates, of which $5,183 and $3,205 was unpaid as of December 31, 2003 and 2002, respectively.

Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost of our undeveloped parcels annually, limited to a cumulative total over our life of 2% of the parcels' original cost to us. Such fees of $31,332, $39,360 and $45,473 have been incurred and paid for the years ended December 31, 2003, 2002 and 2001, respectively.

An affiliate of our general partner performed sales marketing and advertising services for us and was reimbursed for direct costs. Such costs of $13,781, $14,800 and $26,674 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2003, 2002 and 2001, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the years ended December 31, 2003 and 2002, the Partnership incurred $101,140 and $133,116, respectively, of such costs. The affiliate did not take a profit on any project. Such costs are included in investment properties, of which $18,630 and $9,023 was unpaid at December 31, 2003 and 2002, respectively.

Results of Operations

As of December 31, 2003, we owned nine parcels of land consisting of approximately 1,161 acres. Of the 1,161 acres owned, approximately 1,075 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses.

Sales of investment properties of $7,877,469 and cost of investment properties sold of $3,255,302 for the year ended December 31, 2003 are the result of the sales of Parcels 7, 9 and 12. The sales activity for the year ended December 31, 2003 is the result of favorable zoning and a change in our marketing approach to target homebuilders, commercial users and land developers. Sales of investment properties of $7,042,903 and cost of investment properties sold of $2,122,269 for the year ended December 31, 2002, are the result of the sale of additional lots of Parcel 2 and the sale of 127 acres of Parcel 10. Sales of investment properties of $1,751,704 and the cost of investment properties sold of $882,285 for the year ended December 31, 2001 are the result of sales at Parcels 2 and 4.

On January 11, 2002, we sold approximately 108 acres of Parcel 1 on an installment basis and recorded a deferred gain of $1,202,106. As of December 31, 2003, we have received principal payments totaling $1,295,473 and recognized $724,323 of the deferred gain. The remaining deferred gain of $477,783 will be recognized as payments are received. In addition, on April 16, 2001, we sold approximately 60 acres of Parcel 12 on an installment basis and recorded a deferred gain of $447,528. As of December 31, 2003, we have received principal payments totaling $713,865 and recognized $365,325 of the deferred gain. As of December 31, 2003, we have recorded an allowance for doubtful accounts of $135,000 relating to this mortgage receivable and have reserved the related deferred gain of $68,829 against bad debt expense. The remaining deferred gain of $13,374 will be recognized as payments are received.

Rental income was $166,615, $222,820 and $226,318 for the years ended December 31, 2003, 2002 and 2001, respectively. These decreases are due to decreases in tillable acres as a result of land sales and pre-development activity on our land investments. These decreases were partially offset by the annual increase in lease amounts from tenants.

Interest income was $108,928, $177,776 and $95,075 for the years ended December 31, 2003, 2002 and 2001, respectively. Interest income is primarily a result of the interest income earned on short term investments and interest income earned on our mortgage loan receivable. During 2002, we recorded an allowance for doubtful accounts of $62,289 relating to the accrued interest receivable from the installment sale of Parcel 12 and we stopped the accruing of interest on this receivable.

The other income recorded for the year ended December 31, 2001 is the result of our receiving a non-refundable deposit on a land sale which did not occur.

General and administrative expenses to non-affiliates were $58,124, 33,571 and $30,289 for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in 2003 was due to an increase in the state taxes paid as a result of land sales.

Marketing expenses to non-affiliates were $55,609, $128,632 and $43,294 for the years ended December 31, 2003, 2002 and 2001. The increase in 2002 was due to increased marketing and advertising through radio and local cable television ads. In 2003 and continuing into 2004, we changed our marketing approach to target homebuilders, industrial users and land developers through direct mailings, newspaper and trade publication advertising and an enhanced website.

Land operating expenses to affiliates were $31,332, $39,360 and $45,473 for the years ended December 31, 2003, 2002 and 2001, respectively and relate to asset management fees paid. Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost of our undeveloped parcels annually, limited to a cumulative total over our life of 2% of the parcels' original cost to us. These amounts decrease as acres are sold.

Land operating expenses to non-affiliates were $90,826, $76,568 and $112,714 for the years ended December 31, 2003, 2002 and 2001, respectively. These costs primarily include real estate tax expense and ground maintenance expense and insurance expense on the parcels owned.

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

The velocity of the developer's individual home sales at Parcels 6 and 12 was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the slower lot sales, the net sale proceeds available to us were lower than anticipated. As of December 31, 2003 and 2002, we have recorded allowances for doubtful accounts of $135,000 and $90,000 relating to the mortgage receivable, respectively and $62,289 relating to accrued interest receivable, relating to the sale of Parcel 12. A portion of the related deferred gain for Parcel 12 of $68,829 and $45,800, as of December 31, 2003 and 2002, respectively, has also been written off against bad debt expense. Bad debt expense for the year ended December 31, 2001 is the result of the write off the remaining principal and accrued interest receivable from the sale of Parcel 6 because such amounts were deemed uncollectable.

Our general partner guaranteed the third party development loans owed by these limited liability companies. In reviewing the developments' financial situation, our general partner determined that it would be in its best interest to have an affiliate acquire the interests in the LLCs. The general partner and its affiliates concluded that they could better control the continuing costs to complete these developments and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed. An affiliate of our general partner contributed approximately $50,000 to acquire the interests in the LLC that owned Parcel 12. The affiliate of the general partner will complete the development and sale of the project. Our limited partners received distributions that equated to the invested capital allocated to each parcel (parcel capital) plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

Our Partnership Agreement

Our partnership agreement defines the allocation of profits and losses, and available cash. If and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed our revenues, our general partner will make a supplemental capital contribution of such amount to us to ensure that we have sufficient funds to make such payments.

Distributions of net sale proceeds will be allocated between the general partner and the limited partners based upon both an aggregate overall return to the limited partners and a separate return with respect to each parcel of land we purchased.

Profits and losses from operations (other than capital transactions) will be allocated 99% to the limited partners and 1% to the general partner. The net gain from a sale of our properties is first allocated among the partners in proportion to the negative balances, if any, in their respective capital accounts. Thereafter, except as provided below, net gain is allocated to the general partner in an amount equal to the proceeds distributable to the general partner from such sale and the balance of any net gain is allocated to the limited partners. If the amount of net gain realized from a sale is less than the amount of cash distributed to the general partner from such sale, we will allocate income or gain to the general partner in an amount equal to the excess of the cash distributed to the general partner with respect to such sale as quickly as permitted by law. Any net loss from a sale will be allocated to the limited partners.

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

At the conclusion of partnership operations, after all parcels have been sold, if limited partners have not received the return of their original capital, plus a 6% annual, noncompounded return on their invested capital, the general partner has agreed to rebate to us, for distribution to the limited partners, sales proceeds received by the general partner in an amount equal to the deficiency in the limited partners' return, plus 6% noncompounded annual interest. The amount of this rebate by the general partner, exclusive of the 6% noncompounded annual interest to be paid on the rebate, will not exceed the amount of sales proceeds received by the general partner over our life.

After the amounts described in items (i) and (ii) above and any previously subordinated distributions to the general partner have been paid, and the amount of any supplemental capital contributions have been repaid to the general partner, subsequent distributions shall be paid 75% to the limited partners and 25% to the general partner without considering parcel capital. If, after all net sale proceeds have been distributed, the general partner has received more than 25% of all net sale proceeds (exclusive of distributions made to the limited partners to return their original capital), the general partner shall contribute to us for distribution to the limited partners an amount equal to such excess.

Any distributions from net sales proceeds at a time when invested capital is greater than zero shall be deemed applied first to reduction of such invested capital before application to payment of any deficiency in the 15% noncompounded cumulative preferred return.

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2003, 2002 and 2001.
	12/31/03	09/30/03	06/30/03	03/31/03
Total income	$92,618	6,760,657	1,422,348	121,694
Net income (loss)	8,225	4,639,430	167,966	(23,756)
Net income (loss) allocated to the limited partners	(388,695)	4,639,422	167,763	(22,970)
Net income (loss) per limited partnership unit, basic and diluted	(12.02)	143.47	5.19	(.71)

	12/31/02	09/30/02	06/30/02	03/31/02
Total income	$152,244	6,405,184	892,368	670,745
Net income	306,741	4,280,799	395,696	539,149
Net income (loss) allocated to the limited partners	(70,237)	4,281,715	395,618	539,425
Net income (loss) per limited partnership unit, basic and diluted	(2.17)	132.41	12.23	16.68

	12/31/01	09/30/01	06/30/01	03/31/01
Total income	$422,624	514,504	76,678	1,307,183
Net income (loss)	173,172	373,453	(32,903)	215,741
Net income (loss) allocated to the limited partners	172,926	373,276	(32,565)	219,044
Net income (loss) per limited partnership unit, basic and diluted	5.35	11.54	(1.01)	6.77

Inflation

Inflation in future periods may cause capital appreciation of our investments in land. Rental income levels (from leases to new tenants or renewals of existing tenants) are expected to rise and fall in accordance with normal agricultural market conditions and may or may not be affected by inflation. To date, our operations have not been significantly affected by inflation.

Subsequent Events

On January 19, 2004, we sold approximately 84 acres of Parcel 10 for $4,605,000 and recorded a gain of approximately $3,150,000.

On February 23, 2004, we sold approximately 376 acres of Parcels 15 and 16 for $20,046,000 and recorded a gain of approximately $14,300,000.

On March 22, 2004, we paid distributions totaling $20,000,000, which includes $16,830,331 paid to the limited partners and $3,169,669 paid to the general partner.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Index

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT

To the Partners of
  InLand Capital Fund, L.P.

We have audited the accompanying balance sheets of InLand Capital Fund, L.P. (a limited partnership) (the "Partnership") as of December 31, 2003 and 2002, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of InLand Capital Fund, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

March 26, 2004
Chicago, Illinois

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

December 31, 2003 and 2002

Assets

	2003	2002
Current assets:
Cash and cash equivalents (Note 1)	$1,402,121	1,284,069
Accrued interest and other receivables (net of allowance for doubtful accounts of $62,289 at December 31, 2003 and 2002) (Note 6)	184,414	102,154
Current portion of mortgage loan receivable (net of allowance for doubtful accounts of $135,000 at December 31, 2003) (Note 6)	872,872	-
Other current assets	6,419	-

Total current assets	2,465,826	1,386,223

Other assets	3,074	3,074
Mortgage loan receivable (net of allowance for doubtful accounts of $90,000 at December 31, 2002) (Note 6)	-	1,366,547
Investment properties and improvements (including acquisition fees paid to Affiliates of $630,226 and $775,673 at December 31, 2003 and 2002, respectively) (Notes 3 and 4)	15,440,821	18,283,928

Total assets	$17,909,721	21,039,772

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2003 and 2002

Liabilities and Partners' Capital

	2003	2002
Current liabilities:
Accounts payable	$3,877	15,131
Accrued real estate taxes	49,986	42,873
Due to Affiliates (Note 3)	23,813	12,228
Unearned income	151,435	77,275

Total current liabilities	229,111	147,507

Deferred gain on sale (Note 6)	491,157	753,648

Total liabilities	720,268	901,155

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative cash distributions	(1,243,802)	(846,759)
Cumulative net income	1,255,167	858,822

	11,865	12,563

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 outstanding at December 31, 2003 and 2002, (net of offering costs of $4,466,765, of which $3,488,574 was paid to Affiliates)	27,876,265	27,876,265
Cumulative cash distributions	(28,832,990)	(21,489,004)
Cumulative net income	18,134,313	13,738,793

	17,177,588	20,126,054

Total Partners' capital	17,189,453	20,138,617

Total liabilities and Partners' capital	$17,909,721	21,039,772

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2003, 2002 and 2001
	2003	2002	2001
Income:
Sale of investment properties and improvements	$7,877,469	7,042,903	1,751,704
Recognition of deferred gain on sale of investments properties and improvements	239,462	667,244	181,817
Rental income	166,615	222,820	226,318
Interest income	108,928	177,776	95,075
Other income	4,843	9,798	66,075

	8,397,317	8,120,541	2,320,989
Expenses:
Cost of investment properties sold	3,255,302	2,122,269	882,285
Professional services to Affiliates	30,299	28,160	32,325
Professional services to non-affiliates	32,725	30,747	30,726
General and administrative expenses to Affiliates	15,483	17,560	15,479
General and administrative expenses to non- affiliates	58,124	33,571	30,289
Marketing expenses to Affiliates	13,781	14,800	26,674
Marketing expenses to non-affiliates	55,609	128,632	43,294
Land operating expenses to Affiliates	31,332	39,360	45,473
Land operating expenses to non-affiliates	90,826	76,568	112,714
Bad debt expense	21,971	106,489	372,267

	3,605,452	2,598,156	1,591,526

Net income	$4,791,865	5,522,385	729,463

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Net income (loss) allocated to (Note 2):
General Partner	$396,345	375,864	(3,218)
Limited Partners	4,395,520	5,146,521	732,681

Net income	$4,791,865	5,522,385	729,463

Net income (loss) per the one General
Partner Unit	$396,345	375,864	(3,218)

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (32,337 for the years ended December 31, 2003, 2002, and 2001)	$135.93	159.15	22.66

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2003, 2002 and 2001
	General	Limited
	Partner	Partners	Total

Balance at January 1, 2001	$16,436	22,527,352	22,543,788

Distributions to Partners ($46.39 per weighted average Limited Partnership Units of 32,337) (Note 2)	-	(1,500,000)	(1,500,000)
Net income (loss)	(3,218)	732,681	729,463

Balance December 31, 2001	13,218	21,760,033	21,773,251

Distributions to Partners ($209.68 per weighted average Limited Partnership Units of 32,337) (Note 2)	(376,519)	(6,780,500)	(7,157,019)
Net income	375,864	5,146,521	5,522,385

Balance at December 31, 2002	12,563	20,126,054	20,138,617

Distributions to Partners ($227.11 per weighted average Limited Partnership Units of 32,337) (Note 2)	(397,043)	(7,343,986)	(7,741,029)
Net income	396,345	4,395,520	4,791,865

Balance December 31, 2003	$11,865	17,177,588	17,189,453

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2003, 2002 and 2001
	2003	2002	2001
Cash flows from operating activities:
Net income	$4,791,865	5,522,385	729,463
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investment properties	(4,622,167)	(4,920,634)	(869,419)
Recognition of deferred gain	(239,462)	(667,244)	(181,817)
Bad debt expense	21,971	106,489	372,267
Changes in assets and liabilities:
Accrued interest and other receivables	(82,260)	(122,798)	(38,153)
Other current assets	(6,419)	5,405	(3,376)
Accounts payable	(11,254)	871	13,922
Accrued real estate taxes	7,113	(7,473)	(3,586)
Due to Affiliates	11,585	6,904	(9,363)
Unearned income	74,160	71,436	(60,161)

Net cash used in operating activities	(54,868)	(4,659)	(50,223)

Cash flows from investing activities:
Additions to investment properties	(412,195)	(368,003)	(878,358)
Principal payments collected on mortgage loans receivable	448,675	1,218,453	494,477
Proceeds from sale of investment properties	7,877,469	7,042,903	1,751,704

Net cash provided by investing activities	7,913,949	7,893,353	1,367,823

Cash flows from financing activities:
Distributions paid	(7,741,029)	(7,157,019)	(1,500,000)

Net cash used in financing activities	(7,741,029)	(7,157,019)	(1,500,000)

Net increase (decrease) in cash and cash equivalents	118,052	731,675	(182,400)
Cash and cash equivalents at beginning of year	1,284,069	552,394	734,794
Cash and cash equivalents at end of year	$1,402,121	1,284,069	552,394

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2003, 2002 and 2001
	2003	2002	2001

Supplemental schedule of noncash investing activities:

Reduction of investment properties	$3,255,302	3,074,094	882,285
Mortgage loan receivable funding	-	(2,150,000)	-
Deferred gain on sale of investment properties	-	1,198,175	-
Gain on sale of land	4,622,167	4,920,634	869,419

Proceeds from sale of investment properties	$7,877,469	7,042,903	1,751,704

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2003, 2002 and 2001

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 2003, the Partnership has repurchased and canceled a total of 62 Units for $56,253 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The Partnership adopted the provisions of this statement beginning January 1, 2002. SFAS No. 144 established new rules for the recognition, measurement and reporting of long-lived assets which are impaired and either held for sale or in use by the Partnership. The adoption of this statement did not have a material impact on the financial position or results of operations of the Partnership.

On January 1, 2003, the Partnership adopted FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of FIN 45 did not have a material effect on the Partnership's financial statements.

In January 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51", which was revised in December 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The effective date for the Partnership is March 31, 2004. Management of the Partnership does not anticipate that the provisions of FIN 46 will have a material impact on the Partnership's financial condition and results of operations.

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

Effective January 1, 2001, the Partnership adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137, 138 and 149. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The net impact of the adoption of SFAS No. 133 had no effect on the Partnership's financial statements.

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

2003	2002
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$17,909,721	17,909,720	21,039,772	21,039,774

Partners' capital:
General Partner	11,865	13,972	12,563	14,662
Limited Partners	17,177,588	17,175,552	20,126,054	20,124,025

Net income:
General Partner	396,345	396,353	375,864	377,670
Limited Partners	4,395,520	4,395,513	5,146,521	5,144,715

Net income per Limited Partnership Unit, basic and diluted	135.93	135.93	159.15	159.10

The net income per Unit is based upon the weighted average number of Units of 32,337 during 2003 and 2002.

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $5,183 and $3,205 was unpaid as of December 31, 2003 and 2002, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $31,332, $39,360 and $45,473 have been incurred and paid for the years ended December 31, 2003, 2002 and 2001, respectively and are reported as land operating expenses to Affiliates on the statement of operations.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $13,781, $14,800 and $26,674 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2003, 2002 and 2001, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2003 and 2002, the Partnership incurred $101,140 and $133,116, respectively, of such costs. The Affiliate did not take a profit on any project. Such costs are included in investment properties of which $18,630 and $9,023 was unpaid at December 31, 2003 and 2002, respectively.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4)  Investment Properties

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 12/31/03	Recognized
1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	186,333	951,825	-	-
		(108.8960)	01/11/02

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	2,526,768	1,548,438	3,120,789	-
		(17.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030)	Var 1999
		(3.6400)	11/29/01
		(10.16)	Var 2002

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	408,625	948,389	1,382,873	-
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99
		(60.1000)	Var 2001

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,207	58,373	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	408,686	1,671,539	326,304	3,373,203
		(168.1740)	09/18/03

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	21,023	-	1,427,972	-

9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	130,045	1,202,815	-	121,288
		(335.9600)	04/18/03

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4)  Investment Properties (continued)

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 12/31/03	Recognized

10	Kendall	223.7470	09/16/94	$ 2,693,025	205,660	2,898,685	347,935	1,750,485	1,496,135	-
		(2.9770)	11/03/99
		(127.4000)	08/14/02

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	17,466	1,446,017	-	-
		(123.000)	11/30/00

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	157,198	808,419	-	1,127,676
		(59.9050)	04/16/01
		(50.3480)	09/18/03

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	25,469	85,960	1,021,183	-
		(10.6430)	05/21/99

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	328,818	-	3,308,014	-

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	311,908	-	2,173,552	-

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	48,978	-	1,183,999	-

18	Kendall	386.9900	11/02/95
		(386.9900)	08/31/98	934,993	126,329	1,061,322	501	1,061,823	-	-

	Total			$24,285,538	1,660,451	25,945,989	5,537,920	16,043,088	15,440,821	4,622,167

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4)  Investment Properties (continued)

  Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which were sold on April 21, 1995.
  The aggregate cost of real estate owned at December 31, 2003 for Federal income tax purposes was approximately $15,441,000 (unaudited).
  Reconciliation of real estate owned:

	2003	2002

Balance at January 1,	$18,283,928	20,990,019
Additions during year	412,195	368,003
Sales during year	(3,255,302)	(3,074,094)

Balance at December 31,	$15,440,821	18,283,928

(5)  Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2003, the Partnership had farm leases of generally one year in duration, for approximately 1,075 acres of the approximately 1,161 acres owned.

(6)  Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. The fair market value of the mortgage loans receivable was approximately $1,021,000 and $1,393,000, at December 31, 2003 and 2002, respectively.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	12/31/03	12/31/02	12/31/03	12/31/03

1	12/31/04	7.50%	$ 846,737	1,143,172	175,632	477,783

12	03/31/04	9.00%	161,135	313,375	62,289	82,203

			1,007,872	1,456,547	237,921	559,986

Less allowances for doubtful accounts			135,000	90,000	62,289	68,829

			$ 872,872	1,366,547	175,632	491,157

The General Partner determined that the maximum value of Parcel 1, 6 and 12 could be realized if the parcels were developed and sold as individual lots. However, if we had followed that plan, there is a possibility that it could have increased income taxes. Therefore, the Partnership sold the parcels to a third party developer whereby 100% of the sales price was represented by notes receivable from the buyer. These transactions were deemed installment sales. After the sale, the developer, through limited liability companies or LLCs, secured third party financing to cover the deferred down payment owed to us as well as provide proceeds to begin the development of the project. These sales were structured so that the deferred down payment received at the time of the sale was sufficient to provide a distribution to the Limited Partners that equated to the invested capital allocated to the parcel (parcel capital) plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

The velocity of the developer's individual home sales at Parcels 6 and 12 was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the development's financial difficulties, the net sale proceeds available to the Partnership were lower than projected. As of December 31, 2003 and 2002, the Partnership has recorded allowances for doubtful accounts of $135,000 and $90,000 relating to the mortgage receivable, respectively and $62,289 relating to accrued interest receivable, relating to the sale of Parcel 12. A portion of the related deferred gain for Parcel 12 of $68,829 and $45,800, as of December 31, 2003 and 2002, respectively, has also been written off against bad debt expense.

The General Partner guaranteed the third party development loans owed by these limited liability companies. In reviewing the developments' financial situation, our general partner determined that it would be in its best interest to have an affiliate acquire the interests in the LLCs. The general partner and its affiliates concluded that they could better control the continuing costs to complete these developments and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed. An affiliate of our general partner contributed approximately $50,000 to acquire the interests in the LLC that owned Parcel 12. The affiliate of the general partner will complete the development and sale of these projects. Our limited partners received distributions that equated to the invested capital allocated to each parcel (parcel capital) plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
 (continued)

Bad debt expense for the year ended December 31, 2001 is the result of the write off the remaining principal and accrued interest receivable from the sale of Parcel 6 because such amounts were deemed uncollectable. As a result of the sale of the remaining acres of Parcel 6 for a sales price of $1,125,000 on July 23, 1998, the Partnership received a mortgage loan receivable of $1,125,000 and recorded a deferred gain on sale of $7,889. Of the $1,125,000 mortgage loan receivable, the Partnership received $725,000 and recognized deferred gain of $6,097. The remaining $400,000 accrued interest at 9% per annum and had a maturity date of July 7, 2001, at which time all accrued interest, as well as principal, was due. In April 2001, the Partnership received $124,199 as final settlement for this mortgage loan receivable. As of December 31, 2001, the Partnership wrote off the remaining principal balance of $255,523, as well as the accrued interest of $116,744.

 (7) Subsequent Events

On January 19, 2004, the Partnership sold approximately 84 acres of Parcel 10 for $4,605,000 and recorded a gain of approximately $3,150,000.

On February 23, 2004, the Partnership sold approximately 376 acres of Parcels 15 and 16 for $20,046,000 and recorded a gain of approximately $14,300,000.

On March 22, 2004, the Partnership paid distributions totaling $20,000,000, which includes $16,830,331 paid to the Limited Partners and $3,169,669 paid to the General Partner.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 2003.

Item 9(a). Controls and Procedures

Our general partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the annual period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our general partner, Inland Real Estate Investment Corporation or IREIC, was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. Our general partner is a wholly owned subsidiary of The Inland Group, Inc. In 1990, Inland Real Estate Investment Corporation became the replacement general partner for an additional 301 privately owned real estate limited partnerships syndicated by affiliates. The general partner has responsibility for all aspects of our operations. The relationship of the general partner to its affiliates is described under the caption "Conflicts of Interest" at pages 11 to 13 of the prospectus, a copy of which description is hereby incorporated herein by reference.

Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to us are as follows:

Functional Title

Daniel L. Goodwin	Chairman and Chief Executive Officer
Robert H. Baum	Executive Vice President-General Counsel
G. Joseph Cosenza	Senior Vice President-Acquisitions
Robert D. Parks	Senior Vice President-Investments
Brenda G. Gujral	President and Chief Operating Officer-IREIC
Catherine L. Lynch	Treasurer - IREIC
Roberta S. Matlin	Vice President-Investments
Patricia A. DelRosso	Vice President-Asset Management
Kelly Tucek	Vice President-Partnership Accounting

    DANIEL L. GOODWIN (age 60) has been with Inland 1968 and is one of the four original principals. Mr. Goodwin is Chairman and CEO of The Inland Real Estate Group, Inc., headquartered in Oak Brook, Illinois. The Inland Real Estate Group of Companies is comprised of independent real estate investment and financial companies, with managed assets in excess of $5 billion, doing business nationwide. With 35 years experience in real estate investment, commercial real estate brokerage, land development and construction, and mortgage lending, Inland is one of the nation's largest privately held real estate companies.

Mr. Goodwin has served as a Director of the Avenue Bank of Oak Park and as a Director of the Continental Bank of Oakbrook Terrace. He has been Chairman of the Bank Holding Company of American National Bank of DuPage. Currently, he is the Chairman of the Board of Inland Bancorp and Chairman of Inland Mortgage Corporation. Recently he organized the new Westbank State Bank and has overseen the underwriting and issuance of bond financing for real estate developments including Benedictine University and DuPage Airport. He also oversees numerous stock market investment portfolios and is the advisor for a publicly traded mutual fund.

Mr. Goodwin has been in the housing industry for more than 35 years, and has demonstrated a lifelong interest in housing-related issues. He is a member of the National Association of Realtors, the Illinois Association of Realtors and the Northern Illinois Commercial Association of Realtors. He is also the author of a nationally recognized real estate reference book for the management of residential properties. Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for six years. He served as an advisor for the Office of Housing Coordination Services of the State of Illinois, and as a member of the Seniors Housing Committee of the National Multi-Housing Council. He has served as Chairman of the DuPage County Affordable Housing Task Force. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, which provides affordable housing in the Midwest.

A product of Chicago-area schools, and Mr. Goodwin obtained his Bachelor's and Master's Degrees from Illinois state universities. Following graduation, he taught for five years in the Chicago Public Schools. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities. He is Vice Chairman of the Board of Trustees of Benedictine University, and Chairman of the Northeastern Illinois University Board of Trustees.

    ROBERT H. BAUM (age 60) has been with Inland since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois and is a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides educational and emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 60) has been with Inland since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of nineteen persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. He has directly overseen the purchase of close to $8 billion of income producing real estate from 1968 to the present.

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

    ROBERT D. PARKS (age 60) has been with Inland since 1968 and is one of the four original principals; Chairman of Inland Real Estate Investment Corporation and Director of Inland Securities Corporation. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation. He is Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc. He is a director of Inland Real Estate Advisory Services, Inc., Inland Investment Advisors, Inc., Partnership Ownership Corp., Inland Southern Acquisitions, Inc. and Inland Southeast Investment Corp., and he is a Trustee of Inland Mutual Fund Trust.

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

    BRENDA G. GUJRAL (age 62) is President, Chief Operating Officer and a director of Inland Real Estate Investment Corporation (IREIC). She is also President, Chief Operating Officer and a director of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is also a director of Inland Investment Advisors, Inc., an investment advisor.

Mrs. Gujral has overall responsibility for the operations of IREIC, including the distribution of checks to over 70,000 investors, review of periodic communications to those investors, the filing of quarterly and annual reports for Inland's publicly registered investment programs with the Securities and Exchange Commission, compliance with other SEC and NASD securities regulations both for IREIC and ISC, review of asset management activities, and marketing and communications with the independent broker/dealer firms selling Inland's current and prior programs. Mrs. Gujral works with internal and outside legal counsel in structuring and registering the prospectuses for IREIC's investment programs and in connection with the preparation of its offering documents and registering the related securities with the Securities and Exchange Commission and state securities commissions.

Mrs. Gujral has been with the Inland organization for over 20 years, becoming an officer in 1982. Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

She is a graduate of California State University. She holds Series 7, 22, 39 and 63 licenses from the NASD. Mrs. Gujral is a member of the National Association of Real Estate Investment Trusts (NAREIT), the Financial Planning Association (FPA), the Foundation for Financial Planning (FFP) and the National Association for Female Executives.

    CATHERINE L. LYNCH (age 45) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG LLP since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 59) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President of Inland Real Estate Investment Corporation ("IREIC") directing the day-today internal operations. Ms. Matlin is a Director of IREIC and of Inland Securities Corporation. Since 2003, she has been Vice President of Administration of Inland Western Retail Real Estate Trust, Inc. and since 1998, she has been Vice President of Administration of Inland Retail Real Estate Trust, Inc. and was Vice President of Administration of Inland Real Corporation from 1995 until 2000. She is President and Director of Inland Investment Advisors, Inc. and Intervest Southern Real Estate Corporation, and a Trustee and Executive Vice President of Inland Mutual Fund Trust.

Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois. She holds Series 7,22,24,39,63, and 65 licenses from the National Association of Securities Dealers.

    PATRICIA A. DELROSSO (age 51) is President and Director of Inland Real Estate Exchange Corporation. Ms. DelRosso is also President and Managing Broker of Inland Partnership Property Sales Corporation, and serves as a Senior Vice President of Inland Real Estate Investment Corporation. Ms. DelRosso has been with The Inland Real Estate Group of Companies for 18 years.

Ms. DelRosso developed the asset management function for Inland Real Estate Investment Corporation and has supervised it since its inception. In this capacity, she has been responsible for developing and overseeing the business plans for Inland's portfolio of investor-owned assets valued at over $1.5 billion, including multi-family, retail, office and industrial, triple-net lease, land and mortgage funds. Ms. DelRosso has spearheaded several types of real estate transactions including: sales, refinancings, redevelopments, tax increment financings, condominium conversions, and more than 150 tax deferred exchanges under Section 1031 of the U.S. Tax Code.

Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative, a member of the Urban Land Institute and a member of the Northern Illinois Commercial Association of Realtors.

    KELLY TUCEK (age 41) joined Inland in 1989 and is a Vice President of Inland Real Estate Investment Corporation and Treasurer of Inland Western Retail Real Estate Trust, Inc. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

During 2004, we plan to formalize our audit committee, its policies and process and will adopt a Code of Ethics.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and beneficial owners of more than ten percent of our partnership units to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and to provide us with copies of such reports. Based solely on a review of the copies provided to us and written representations from such reporting persons, we believe that all applicable Section 16(a) filing requirements have been met for such reporting persons.

Item 11.  Executive Compensation

Our general partner is entitled to receive a share of cash distributions of net sales proceeds based upon both an aggregate overall return to the limited partners and a separate return with respect to each parcel of land purchased by us.

Our partnership agreement defines the allocation of profits and losses, and available cash. If and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed our revenues, our general partner will make a supplemental capital contribution of such amount to us to ensure that we have sufficient funds to make such payments.

Distributions of net sale proceeds will be allocated between the general partner and the limited partners based upon both an aggregate overall return to the limited partners and a separate return with respect to each parcel of land we purchased.

Profits and losses from operations (other than capital transactions) will be allocated 99% to the limited partners and 1% to the general partner. The net gain from a sale of our properties is first allocated among the partners in proportion to the negative balances, if any, in their respective capital accounts. Thereafter, except as provided below, net gain is allocated to the general partner in an amount equal to the proceeds distributable to the general partner from such sale and the balance of any net gain is allocated to the limited partners. If the amount of net gain realized from a sale is less than the amount of cash distributed to the general partner from such sale, we will allocate income or gain to the general partner in an amount equal to the excess of the cash distributed to the general partner with respect to such sale as quickly as permitted by law. Any net loss from a sale will be allocated to the limited partners.

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

At the conclusion of partnership operations, after all parcels have been sold, if limited partners have not received the return of their original capital, plus a 6% annual, noncompounded return on their invested capital, the general partner has agreed to rebate to us, for distribution to the limited partners, sales proceeds received by the general partner in an amount equal to the deficiency in the limited partners' return, plus 6% noncompounded annual interest. The amount of this rebate by the general partner, exclusive of the 6% noncompounded annual interest to be paid on the rebate, will not exceed the amount of sales proceeds received by the general partner over our life.

After the amounts described in items (i) and (ii) above and any previously subordinated distributions to the general partner have been paid, and the amount of any supplemental capital contributions have been repaid to the general partner, subsequent distributions shall be paid 75% to the limited partners and 25% to the general partner without considering parcel capital. If, after all net sale proceeds have been distributed, the general partner has received more than 25% of all net sale proceeds (exclusive of distributions made to the limited partners to return their original capital), the general partner shall contribute to us for distribution to the limited partners an amount equal to such excess.

Any distributions from net sales proceeds at a time when invested capital is greater than zero shall be deemed applied first to reduction of such invested capital before application to payment of any deficiency in the 15% noncompounded cumulative preferred return.

We are permitted to engage in various transactions involving affiliates of our general partner.

Our general partner and its affiliates may be reimbursed for its expenses or out-of-pocket costs relating to the our administration. As of December 31, 2003, such costs were $45,782, of which $5,183 was unpaid.

Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost of our undeveloped land annually, limited to a cumulative total over our life of 2% of the land's original cost to us. For the year ended December 31, 2003, we incurred $31,332 in asset management fees, all of which was paid.

An affiliate of our general partner performed sales marketing and advertising services for us and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. For the year ended December 31, 2003, such costs were $13,781, all of which was paid.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. For the year ended December 31, 2003, we incurred $101,140 of such costs, of which $18,630 was unpaid, and are included in investment properties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  No person or group is known by us to own beneficially more than 5% of the outstanding units of our partnership.
  The officers and directors of the general partner of our partnership own as a group the following units of our partnership as of December 31, 2003:

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

Item 14:  Principal Accountant Fees and Services

Fees. Aggregate fees for professional services rendered by our independent auditor, Deloitte & Touche LLP, were as follows:
	Years ended December 31,
	2003	2002

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$ 28,600	23,100
Tax fees for professional services rendered for tax return preparation and review of our K-1s.	5,400	5,175

Total fees	$ 34,000	28,275

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  The financial statements listed in the index at page 14 of this annual report are filed as part of this annual report.
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

  Reports on Form 8-K:

None

No annual report or proxy material for the year 2003 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND CAPITAL FUND, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and director
Date:	March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and director
Date:	March 26, 2004

/s/	Patricia A. DelRosso

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 26, 2004

/s/	Kelly Tucek

By:	Kelly Tucek
Vice President and principal financial officer
Date:	March 26, 2004

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman
Date:	March 26, 2004

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 26, 2004