Form 10-Q
period 2004-03-31
INLAND CAPITAL FUND L P
filed 2004-05-14
CIK 878278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2004

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

March 31, 2004 and December 31, 2003
(unaudited)

Assets

	2004	2003
Current assets:
Cash and cash equivalents (Note 1)	$5,517,938	1,402,121
Accrued interest and other receivables (net of allowance for doubtful accounts of $62,289 at March 31, 2004 and December 31, 2003) (Note 5)	215,492	184,414
Current portion of mortgage loan receivable (net of allowance for doubtful accounts of $135,000 at March 31, 2004 and December 31, 2003) (Note 5)	802,850	872,872
Other current assets	17,414	6,419

Total current assets	6,553,694	2,465,826

Other assets	233,074	3,074
Investment properties and improvements (including acquisition fees paid to Affiliates of $403,157 and $630,226 at March 31, 2004 and December 31, 2003, respectively) (Note 3)	8,646,558	15,440,821

Total assets	$15,433,326	17,909,721

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2004 and December 31, 2003
(unaudited)

Liabilities and Partners' Capital

	2004	2003
Current liabilities:
Accounts payable	$400,222	3,877
Accrued real estate taxes	45,055	49,986
Due to Affiliates (Note 2)	25,328	23,813
Unearned income	107,197	151,435

Total current liabilities	577,802	229,111

Deferred gain on sale (Note 5)	447,651	491,157

Total liabilities	1,025,453	720,268

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative cash distributions	(4,413,471)	(1,243,802)
Cumulative net income	4,424,259	1,255,167

	11,288	11,865

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 outstanding at March 31, 2004 and December 31, 2003, (net of offering costs of $4,466,765, of which $3,488,574 was paid to Affiliates)	27,876,265	27,876,265
Cumulative cash distributions	(45,663,321)	(28,832,990)
Cumulative net income	32,183,641	18,134,313

	14,396,585	17,177,588

Total Partners' capital	14,407,873	17,189,453

Total liabilities and Partners' capital	$15,433,326	17,909,721

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2004 and 2003
(unaudited)
	2004	2003
Income:
Sale of investment properties and improvements (Notes 1 and 4)	$24,198,028	-
Recognition of deferred gain on sale of investment properties and improvements	43,506	54,797
Rental income	21,619	42,999
Interest income	37,919	23,898

	24,301,072	121,694
Expenses:
Cost of investment properties sold	6,845,438	-
Professional services to Affiliates	9,362	8,102
Professional services to non-affiliates	31,970	28,675
General and administrative expenses to Affiliates	6,240	8,032
General and administrative expenses to non-affiliates	156,758	42,907
Marketing expenses to Affiliates	3,260	3,291
Marketing expenses to non-affiliates	15,308	10,988
Land operating expenses to Affiliates	6,100	9,236
Land operating expenses to non-affiliates	8,216	34,219

	7,082,652	145,450

Net income (loss)	$17,218,420	(23,756)

Net income (loss) allocated to:
General Partner	$3,169,092	(786)
Limited Partners	14,049,328	(22,970)

Net income (loss)	$17,218,420	(23,756)

Net income (loss) per the one General Partner Unit	$3,169,092	(786)

Net income (loss) per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (32,337 for the three months ended March 31, 2004 and 2003)	$434.47	(.71)

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2004 and 2003
(unaudited)
	2004	2003
Cash flows from operating activities:
Net income (loss)	$17,218,420	(23,756)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of investment properties	(17,352,590)	-
Recognition of deferred gain	(43,506)	(54,797)
Changes in assets and liabilities:
Accrued interest and other receivables	(31,078)	(24,852)
Other current assets	(10,995)	(1,275)
Other assets	(230,000)	-
Accounts payable	396,345	39,504
Accrued real estate taxes	(4,931)	32,978
Due to Affiliates	1,515	15,515
Unearned income	(44,238)	39,379

Net cash provided by (used in) operating activities	(101,058)	22,696

Cash flows from investing activities:
Proceeds from sale of investment properties	24,198,028	-
Additions to investment properties	(51,175)	(40,517)
Principal payments received	70,022	98,008

Net cash provided by investing activities	24,216,875	57,491

Cash flows from financing activities:
Distributions paid	(20,000,000)	-

Net cash used in financing activities	(20,000,000)	-

Net increase in cash and cash equivalents	4,115,817	80,187
Cash and cash equivalents at beginning of period	1,402,121	1,284,069

Cash and cash equivalents at end of period	$5,517,938	1,364,256

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2004

Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2003, which are included in the Partnership's 2003 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of March 31, 2004, the Partnership has repurchased and canceled a total of 62 Units for $56,253 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

In January 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51", which was revised in December 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The effective date for the Partnership is March 31, 2004. FIN 46 does not have a material impact on the Partnership's financial condition and results of operations.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2004
(unaudited)

(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $8,965 and $5,183 was unpaid as of March 31, 2004 and December 31, 2003, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $6,100 and $9,236 have been incurred for the three months ended March 31, 2004 and 2003, respectively and are reported as land operating expenses to Affiliates on the statement of operations, of which $6,100 remained unpaid as of March 31, 2004.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $3,260 and $3,291 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2004 and 2003, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the three months ended March 31, 2004, the Partnership incurred $29,348 of such costs. The Affiliate did not take a profit on any project. Such costs are included in investment properties of which $10,263 and $18,630 was unpaid at March 31, 2004 and December 31, 2003, respectively.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investment Properties

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 03/31/04	Recognized

1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	186,333	951,825	-	-
		(108.8960)	01/11/02

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	2,552,448	1,548,438	3,146,469	-
		(17.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030)	Var 1999
		(3.6400)	11/29/01
		(10.16)	Var 2002

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	411,720	948,389	1,385,968	-
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99
		(60.1000)	Var 2001

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,207	58,373	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	413,157	1,671,539	330,775	-
		(168.1740)	09/18/03

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	22,272	-	1,429,221	-

9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	130,045	1,202,815	-	-
		(335.9600)	04/18/03

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investment Properties (continued)

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 03/31/04	Recognized

10	Kendall	223.7470	09/16/94	$ 2,693,025	205,660	2,898,685	352,106	3,106,497	144,294	3,010,412
		(2.9770)	11/03/99
		(127.4000)	08/14/02
		(84.39)	01/09/04

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	17,466	1,446,017	-	-
		(123.000)	11/30/00

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	157,198	808,419	-	-
		(59.9050)	04/16/01
		(50.3480)	09/18/03

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	28,279	85,960	1,023,993	-
		(10.6430)	05/21/99

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	332,922	3,312,118	-	5,612,104
		(169.5400)	02/26/04

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	315,664	2,177,308	-	8,730,074
		(207.0754)	02/26/04

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	50,817	-	1,185,838	-

18	Kendall	386.9900	11/02/95
		(386.9900)	08/31/98	934,993	126,329	1,061,322	501	1,061,823	-	-

	Total			$24,285,538	1,660,451	25,945,989	5,589,095	22,888,526	8,646,558	17,352,590

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2004
(unaudited)

(3)  Investment Properties (continued)

  Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which were sold on April 21, 1995.
  Reconciliation of real estate owned:

	March 31,	December 31,
	2004	2003

Balance at January 1,	$15,440,821	18,283,928
Additions during period	51,175	412,195
Sales during period	(6,845,438)	(3,255,302)

Balance at end of period	$8,646,558	15,440,821

(4)  Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 2004, the Partnership had farm leases of generally one year in duration, for approximately 633 acres of the approximately 700 acres owned.

(5)  Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2004
(unaudited)
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	03/31/04	12/31/03	03/31/04	03/31/04

1	12/31/04	7.50%	$ 776,715	846,737	190,861	434,277

12	03/31/04	9.00%	161,135	161,135	62,289	82,203

			937,850	1,007,872	253,150	516,480

Less allowances for doubtful accounts			135,000	135,000	62,289	68,829

			$ 802,850	872,872	190,861	447,651

The General Partner determined that the maximum value of Parcels 1 and 12 could be realized if the parcels were developed and sold as individual lots. However, if we had followed that plan, there is a possibility that the limited partners may have been subject to unrelated business taxable income. Therefore, the Partnership sold the parcels to a third party developer whereby 100% of the sales price was represented by notes receivable from the buyer. These transactions were deemed installment sales. After the sale, the developer, through limited liability companies or LLCs, secured third party financing to cover the deferred down payment owed to us as well as provide proceeds to begin the development of the project. These sales were structured so that the deferred down payment received at the time of the sale was sufficient to provide a distribution to the Limited Partners that equated to the invested capital allocated to the parcel (parcel capital) plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

The velocity of the developer's individual home sales at Parcel 12 was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the development's financial difficulties, the net sale proceeds available to the Partnership were lower than projected. As of March 31, 2004 and December 31, 2003, the Partnership has recorded an allowance for doubtful accounts of $135,000 relating to the mortgage receivable, and $62,289 relating to accrued interest receivable, relating to the sale of Parcel 12. A portion of the related deferred gain for Parcel 12 of $68,829 as of March 31, 2004 and December 31, 2003, has also been written off against bad debt expense.

The General Partner guaranteed the third party development loans owed by these limited liability companies. In reviewing the developments' financial situation, our general partner determined that it would be in its best interest to have an affiliate acquire the interests in the LLCs. The general partner and its affiliates concluded that they could better control the continuing costs to complete these developments and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed. An affiliate of our general partner contributed approximately $50,000 to acquire the interests in the LLCs. The affiliate of the general partner will complete the development and sale of these projects. Our limited partners received distributions that equated to the invested capital allocated to each parcel (parcel capital) plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

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

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 405 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

We used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, 18 parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of March 31, 2004, we have had multiple sales transactions through which we have disposed of a building and approximately 2,602 acres of the 3,302 acres originally owned. As of March 31, 2004, cumulative distributions to the limited partners have totaled $45,663,321 (which represents a full return of original capital) and $4,413,471 to the general partner. Through March 31, 2004, we have used $5,589,095 of working capital for rezoning and other activities and such amount is included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of March 31, 2004, we own, in whole or in part, seven of our original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At March 31, 2004, we had cash and cash equivalents of $5,517,938, of which approximately $175,000 is reserved for the repurchase of units through our unit repurchase program. The remaining $5,342,938 is available to be used for our costs and liabilities, cash distributions to partners, and other activities with respect to some or all of our land parcels.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on a majority of our land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has two phases of improvements complete and sites are being marketed to potential buyers, of which 34 of the 167 lots were sold as of March 31, 2004. Parcel 4 was zoned for a variety of business uses and has improvements underway. Sites are being marketed to potential buyers, of which approximately 67 acres were sold in various transactions. Parcels 15 and 16 were annexed to the village of Huntley and zoned for residential and commercial development. Parcels 15 and 16 were sold in 2004.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $15,602 and $16,134 for the three months ended March 31, 2004 and March 31, 2003, respectively, are included in professional services and general and administrative expenses to affiliates, of which $8,965 and $5,183 was unpaid as of March 31, 2004 and December 31, 2003, respectively.

Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost of our undeveloped parcels annually, limited to a cumulative total over our life of 2% of the parcels' original cost to us. Such fees of $6,100 and $9,236 have been incurred for the three months ended March 31, 2004 and 2003, respectively, of which $6,100 remained unpaid as of March 31, 2004.

An affiliate of our general partner performed sales marketing and advertising services for us and was reimbursed for direct costs. Such costs of $3,260 and $3,291 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2004 and 2003, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the three months ended March 31, 2004, the Partnership incurred $29,348 of such costs. The affiliate did not take a profit on any project. Such costs are included in investment properties, of which $10,263 and $18,630 was unpaid at March 31, 2004 and December 31, 2003, respectively.

Results of Operations

As of March 31, 2004, we owned seven parcels of land consisting of approximately 700 acres. Of the 700 acres owned, approximately 633 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses.

Sales of investment properties of $24,198,028 and cost of investment properties sold of $6,845,438 for the three months ended March 31, 2004 are the result of the sales of Parcels 10, 15 and 16. The sales activity for the three months ended March 31, 2004 is the result of favorable zoning and a change in our marketing approach to target homebuilders, commercial users and land developers.

On January 11, 2002, we sold approximately 108 acres of Parcel 1 on an installment basis and recorded a deferred gain of $1,202,106. As of March 31, 2004, we have received principal payments totaling $1,365,495 and recognized $767,829 of the deferred gain. The remaining deferred gain of $434,277 will be recognized as payments are received. In addition, on April 16, 2001, we sold approximately 60 acres of Parcel 12 on an installment basis and recorded a deferred gain of $447,528. As of March 31, 2004, we have received principal payments totaling $713,865 and recognized $365,325 of the deferred gain. As of March 31, 2004, we have recorded an allowance for doubtful accounts of $135,000 relating to this mortgage receivable and have reserved the related deferred gain of $68,829 against bad debt expense. The remaining deferred gain of $13,374 will be recognized as payments are received.

Rental income was $21,619 and $42,999 for the three months ended March 31, 2004 and 2003, respectively. The decrease is due to decreases in tillable acres as a result of land sales and pre-development activity on our land investments. The decrease was partially offset by the annual increase in lease amounts from tenants.

Interest income was $37,919 and $23,898 for the three months ended March 31, 2004 and 2003, respectively. Interest income is primarily a result of the interest income earned on short term investments and interest income earned on our mortgage loan receivable.

General and administrative expenses to non-affiliates were $156,758 and $42,907 for the three months ended March 31, 2004 and 2003, respectively. The increase in 2004 is due to accrued state taxes payable as a result of land sales in 2004.

Marketing expenses to non-affiliates were $15,308 and $10,988 for the three months ended March 31, 2004 and 2003. In 2003 and continuing into 2004, we changed our marketing approach to target homebuilders, industrial users and land developers through direct mailings, newspaper and trade publication advertising and an enhanced website.

Land operating expenses to affiliates were $6,100 and $9,236 for the three months ended March 31, 2004 and 2003, respectively and relate to asset management fees paid. Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost of our undeveloped parcels annually, limited to a cumulative total over our life of 2% of the parcels' original cost to us. These amounts decrease as acres are sold.

Land operating expenses to non-affiliates were $8,216 and $34,219 for the three months ended March 31, 2004 and 2003, respectively. These costs primarily include real estate tax expense and ground maintenance expense and insurance expense on the parcels owned. The decrease in 2004 is the result of the sale of parcels.

We determined that the maximum value of Parcels 1 and 12 could be realized if the parcels were developed and sold as individual lots. However, if we had followed that plan, there is a possibility that the limited partners may have been subject to unrelated business taxable income. Therefore, we sold the parcels to a third party developer whereby 100% of the sales price was represented by notes receivable from the buyer. These transactions were deemed installment sales. After the sale, the developer, through limited liability companies or LLCs, secured third party financing to cover the deferred down payment owed to us as well as provide proceeds to begin the development of the project. These sales were structured so that the deferred down payment received at the time of the sale was sufficient to provide a distribution to our limited partners that equated to the parcel capital allocated to the parcel plus approximately a 6% return per annum on the invested capital allocated to the parcel (parcel capital) through the date of the distribution.

The velocity of the developer's individual home sales at Parcel 12 was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the slower lot sales, the net sale proceeds available to us were lower than anticipated. As of March 31, 2004 and December 31, 2003, we have recorded allowances for doubtful accounts of $135,000 relating to the mortgage receivable and $62,289 relating to accrued interest receivable, relating to the sale of Parcel 12. A portion of the related deferred gain for Parcel 12 of $68,829 as of March 31, 2004 and December 31, 2003 has also been written off against bad debt expense.

The General Partner guaranteed the third party development loans owed by these limited liability companies. In reviewing the developments' financial situation, our general partner determined that it would be in its best interest to have an affiliate acquire the interests in the LLCs. The general partner and its affiliates concluded that they could better control the continuing costs to complete these developments and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed. An affiliate of our general partner contributed approximately $50,000 to acquire the interests in the LLCs. The affiliate of the general partner will complete the development and sale of these projects. Our limited partners received distributions that equated to the invested capital allocated to each parcel (parcel capital) plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Our general partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

INLAND CAPITAL FUND, L.P.

By:	Inland Real Estate Investment Corporation General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	May 14, 2004

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	May 14, 2004

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
principal financial officer
Date:	May 14, 2004