Form 10-Q
period 2004-09-30
INLAND CAPITAL FUND L P
filed 2004-11-15
CIK 878278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2004

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

September 30, 2004 and December 31, 2003
(unaudited)

Assets

	2004	2003
Current assets:
Cash and cash equivalents (Note 1)	$10,151,357	1,402,121
Accrued interest and other receivables (net of allowance for doubtful accounts of $62,290 at September 30, 2004 and December 31, 2003) (Note 5)	618,242	184,414
Current portion of mortgage loan receivable (net of allowance for doubtful accounts of $161,135 and $135,000 at September 30, 2004 and December 31, 2003, respectively) (Note 5)	-	872,872
Other current assets	4,338	6,419

Total current assets	10,773,937	2,465,826

Other assets	296,276	3,074
Investment properties and improvements (including acquisition fees paid to Affiliates of $338,600 and $630,226 at September 30, 2004 and December 31, 2003, respectively) (Note 3)	7,079,985	15,440,821

Total assets	$18,150,198	17,909,721

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2004 and December 31, 2003
(unaudited)

Liabilities and Partners' Capital

	2004	2003
Current liabilities:
Accounts payable	$390,651	3,877
Accrued real estate taxes	10,642	49,986
Due to Affiliates (Note 2)	38,361	23,813
Unearned income	9,716	151,435

Total current liabilities	449,370	229,111

Deferred gain on sale (Note 5)	-	491,157

Total liabilities	449,370	720,268

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative cash distributions	(4,413,471)	(1,243,802)
Cumulative net income	4,426,791	1,255,167

	13,820	11,865

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 outstanding at September 30, 2004 and December 31, 2003, (net of offering costs of $4,466,765, of which $3,488,574 was paid to Affiliates)	27,876,265	27,876,265
Cumulative cash distributions	(45,663,321)	(28,832,990)
Cumulative net income	35,474,064	18,134,313

	17,687,008	17,177,588

Total Partners' capital	17,700,828	17,189,453

Total liabilities and Partners' capital	$18,150,198	17,909,721

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2004 and 2003
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Income:
Sale of investment property (Notes 1 and 3)	$4,001,303	6,553,366	28,353,826	7,877,469
Recognition of deferred gain on sale of investments in land and improvements	-	137,732	477,783	218,930
Rental income (Note 4)	22,251	43,955	65,389	130,432
Interest income	422,523	25,569	483,669	74,333
Other income	1,450	1,435	4,400	8,735

	4,447,527	6,762,057	29,385,067	8,309,899

Expenses:
Cost of investment property sold	1,577,259	2,052,487	8,515,704	3,255,302
Professional services to Affiliates	3,641	6,360	20,926	19,474
Professional services to non- affiliates	4,768	3,932	40,551	32,607
General and administrative expenses to Affiliates	4,073	3,151	15,935	16,356
General and administrative expenses to non-affiliates	10,436	5,735	179,967	56,258
Marketing expenses to Affiliates	13,459	3,968	19,712	9,618
Marketing expenses to non- affiliates	8,331	13,579	33,324	35,517
Land operating expenses to Affiliates	3,872	7,596	13,844	26,068
Land operating expenses to non- affiliates	25,252	25,819	20,968	75,059
Bad debt expense	12,761	-	12,761	-

	1,663,852	2,122,627	8,873,692	3,526,259

Net income	$2,783,675	4,639,430	20,511,375	4,783,640

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and nine months ended September 30, 2004 and 2003
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	Ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Net income (loss) allocated to:
General Partner	$3,597	8	3,171,624	(575)
Limited Partners	2,780,078	4,639,422	17,339,751	4,784,215

Net income	$2,783,675	4,639,430	20,511,375	4,783,640

Net income (loss) allocated to the one General Partner Unit	$3,597	8	3,171,624	(575)

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 32,337 for the three and nine months ended September 30, 2004 and 2003	$85.97	143.47	536.22	147.95

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2004 and 2003
(unaudited)
	2004	2003
Cash flows from operating activities:
Net income	$20,511,375	4,783,640
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investment properties	(19,838,122)	(4,622,167)
Recognition of deferred gain	(477,783)	(218,930)
Bad debt expense	12,761	-
Changes in assets and liabilities:
Accrued interest and other receivables	(433,828)	(102,414)
Other current assets	2,081	(4,680)
Accounts payable	386,774	(9,995)
Accrued real estate taxes	(39,344)	(1,899)
Due to Affiliates	14,548	14,134
Unearned income	(141,719)	(839)
Other assets	(293,202)	-

Net cash used in operating activities	(296,459)	(163,150)

Cash flows from investing activities:
Additions to investment properties	(154,868)	(362,076)
Principal payments received	846,737	404,163
Proceeds from sale of investment properties	28,353,826	7,877,469

Net cash provided by investing activities	29,045,695	7,919,556

Cash flows from financing activities:
Distributions	(20,000,000)	-

Net cash used in financing activities	(20,000,000)	-

Net increase in cash and cash equivalents	8,749,236	7,756,406

Cash and cash equivalents at beginning of period	1,402,121	1,284,069

Cash and cash equivalents at end of period	$10,151,357	9,040,475

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2004
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

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an offering of 60,000 limited partnership units or Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. The offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of September 30, 2004, the Partnership has repurchased and canceled a total of 62 Units for $56,253 from various Limited Partners through the Unit Repurchase Program.

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

In the opinion of management, the financial statements contain all the adjustments necessary to present fairly the financial position and results of operations for the period presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentations.

The Partnership uses the area method of allocation, which approximates the relative sales method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

In January 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51", which was revised in December 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). FIN 46 became effective for the Partnership as of March 31, 2004. FIN 46 does not have a material impact on the Partnership's financial condition and results of operations.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2004
(unaudited)

(2)  Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $6,818 and $5,183 was unpaid as of September 30, 2004 and December 31, 2003, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $13,844 and $26,068 have been incurred for the nine months ended September 30, 2004 and 2003, respectively and are reported as land operating expenses to affiliates on the statement of operations, all of which was paid as of September 30, 2004.

An affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $19,712 and $9,618 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2004 and 2003, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the nine months ended September 30, 2004, the Partnership incurred $84,674 of such costs. The affiliate did not take a profit on any project. Such costs are included in investment properties of which $31,543 and $18,630 was unpaid at September 30, 2004 and December 31, 2003, respectively.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

September 30, 2004 (unaudited)

(3)  Investment Properties

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 09/30/04	Recognized

1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	186,333	951,825	-	-
		(108.8960)	01/11/02

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	2,585,252	3,218,704	1,509,007	2,485,532
		(17.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030)	Var 1999
		(3.6400)	11/29/01
		(10.1600)	Var 2002
		(2.0320)	06/07/04
		(101.0000)	08/12/04

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	416,050	948,389	1,390,298	-
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99
		(60.1000)	Var 2001

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,207	58,373	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	423,984	1,671,539	341,602	-
		(168.1740)	09/18/03

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	35,970	-	1,442,919	-

9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	130,045	1,202,815	-	-
		(335.9600)	04/18/03

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

September 30, 2004 (unaudited)

(3)  Investment Properties (continued)

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 09/30/04	Recognized

10	Kendall	223.7470	09/16/94	$ 2,693,025	205,660	2,898,685	352,732	3,106,497	144,920	3,010,412
		(2.9770)	11/03/99
		(127.4000)	08/14/02
		(84.39)	01/09/04

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	17,466	1,446,017	-	-
		(123.000)	11/30/00

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	157,198	808,419	-	-
		(59.9050)	04/16/01
		(50.3480)	09/18/03

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	35,372	85,960	1,031,086	-
		(10.6430)	05/21/99

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	332,922	3,312,118	-	5,612,104
		(169.5400)	02/26/04

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	315,664	2,177,308	-	8,730,074
		(207.0754)	02/26/04

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	85,132	-	1,220,153	-

18	Kendall	386.9900	11/02/95
		(386.9900)	08/31/98	934,993	126,329	1,061,322	501	1,061,823	-	-

	Total			$24,285,538	1,660,451	25,945,989	5,692,788	24,558,792	7,079,985	19,838,122

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2004
(unaudited)

(3)  Investment Properties (continued)

  Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which were sold on April 21, 1995.
  Reconciliation of real estate owned:

	September 30,	December 31,
	2004	2003

Balance at January 1,	$15,440,821	18,283,928
Additions during period	154,867	412,195
Sales during period	(8,515,703)	(3,255,302)

Balance at end of period	$7,079,985	15,440,821

(4)  Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 2004, the Partnership had farm leases of generally one year in duration, for approximately 526 acres of the approximately 597 acres owned.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2004
(unaudited)

(5)  Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.
			Principal Balance	Principal Balance	Accrued Interest Receivable
Parcel	Maturity	Interest Rate	09/30/04	12/31/03	09/30/04

1	12/31/04	7.50%	$ -	846,737	596,841

12	12/31/04	9.00%	161,135	161,135	62,289

			161,135	1,007,872	659,130

Less allowances for doubtful accounts			161,135	135,000	62,289

			$ -	872,872	596,841

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

The velocity of the developer's individual lot sales at Parcel 12 was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the development's financial difficulties, the net sale proceeds available to the Partnership were lower than projected. As of September 30, 2004 and December 31, 2003, the Partnership has recorded an allowance for doubtful accounts of $161,135 and $135,000, respectively, relating to the mortgage receivable, and $62,289 relating to accrued interest receivable, relating to the sale of Parcel 12. The related deferred gain for Parcel 12 of $13,374 and $68,829 as of September 30, 2004 and December 31, 2003, respectively, has also been written off against bad debt expense.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2004
(unaudited)

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

(6) Subsequent Events

In October 2004, the Partnership received $596,841 of accrued interest receivable relating to the sale of parcel 1.

In October 2004, the Partnership sold two additional lots of parcel 2 for approximately $1,138,000 and recorded a gain of approximately $648,000.

In November 2004, the Partnership sold the remaining acres of parcel 4 for approximately $2,892,000 and recorded a gain of approximately $1,501,000.

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

We used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, 18 parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of September 30, 2004, we have had multiple sales transactions through which we have disposed of a building and approximately 2,705 acres, or 82%, of the 3,302 acres originally owned. As of September 30, 2004, cumulative distributions to the limited partners have totaled $45,663,321 (which represents a return of all the original capital) and $4,413,471 to the general partner. Through September 30, 2004, we have used $5,692,788 of working capital for rezoning and other activities and such amount is included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of September 30, 2004, we own, in whole or in part, seven of our original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At September 30, 2004, we had cash and cash equivalents of $10,151,357, which is available to be used for our costs and liabilities, cash distributions to partners, and other activities with respect to some or all of our land parcels.

During the nine months ended September 30, 2004 we have received net sales proceeds of approximately $28,353,000 from the sales of Parcels 2, 10, 15 and 16. On March 22, 2004, we paid distributions totaling $20,000,000, which includes $16,830,331 paid to the limited partners and $3,169,669 paid to the general partner. In addition to these sales which occurred in 2004, we anticipate additional future sales of over 300 acres of Parcels 2, 8, 14 and 17. In October 2004, the Partnership sold two additional lots of parcel 2 for approximately $1,138,000 and recorded a gain of approximately $648,000. In November 2004, the Partnership sold the remaining acres of parcel 4 for approximately $2,892,000 and recorded a gain of approximately $1,501,000. Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on a majority of our land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has two phases of improvements complete and sites are being marketed to potential buyers, of which 34 of the 167 lots were sold as of September 30, 2004. Parcel 4 was zoned for a variety of business uses and has improvements underway. Sites are being marketed to potential buyers, of which approximately 67 acres were sold in various transactions as of September 30, 2004. Parcels 15 and 16 were annexed to the village of Huntley and zoned for residential and commercial development. Parcels 15 and 16 were sold in 2004. Parcels 7 and 10 have been zoned for commercial use and are being marketed.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $36,861 and $35,830 for the nine months ended September 30, 2004 and September 30, 2003, respectively, are included in professional services and general and administrative expenses to affiliates, of which $6,818 and $5,183 was unpaid as of September 30, 2004 and December 31, 2003, respectively.

Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost of our undeveloped parcels annually, limited to a cumulative total over our life of 2% of the parcels' original cost to us. Such fees of $13,844 and $26,068 have been incurred for the nine months ended September 30, 2004 and 2003, respectively, all of which was paid as of September 30, 2004.

An affiliate of our general partner performed sales marketing and advertising services for us and was reimbursed for direct costs. Such costs of $19,712 and $9,618 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2004 and 2003, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the nine months ended September 30, 2004, the Partnership incurred $84,674 of such costs. The affiliate did not take a profit on any project. Such costs are included in investment properties, of which $31,543 and $18,630 was unpaid at September 30, 2004 and December 31, 2003, respectively.

Results of Operations

As of September 30, 2004, we owned seven parcels of land consisting of approximately 597 acres. Of the 597 acres owned, approximately 526 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses.

Sales of investment properties of $28,353,826 and cost of investment properties sold of $8,515,704 for the nine months ended September 30, 2004 are the result of the sales of Parcels 2, 10, 15 and 16 and the sale of 2 lots of Parcel 2. The sales activity for the nine months ended September 30, 2004 is the result of favorable zoning achieved and a change in our marketing approach to target homebuilders, commercial users and land developers.

On January 11, 2002, we sold approximately 108 acres of Parcel 1 on an installment basis and recorded a deferred gain of $1,202,106. As of September 30, 2004, we have received principal payments totaling $838,947 and recognized $477,783 of the deferred gain. In addition, on April 16, 2001, we sold approximately 60 acres of Parcel 12 on an installment basis and recorded a deferred gain of $447,528. As of September 30, 2004, we have received principal payments totaling $713,865 and recognized $365,325 of the deferred gain. As of September 30, 2004 and December 31, 2003, we have recorded an allowance for doubtful accounts of $161,135 and $135,000, respectively, relating to this mortgage receivable. The related deferred gain of $68,829 was reserved against bad debt expense in 2003. The remaining deferred gain of $13,374 was reserved against bad debt expense as of September 30, 2004.

Rental income was $65,389 and $130,432 for the nine months ended September 30, 2004 and 2003, respectively. The decrease is due to decreases in tillable acres as a result of land sales and pre-development activity on our land investments. The decrease was partially offset by the annual increase in lease amounts from tenants.

Interest income was $483,669 and $74,333 for the nine months ended September 30, 2004 and 2003, respectively. Interest income is primarily a result of approximately $61,000 of interest income earned on short term investments and approximately $423,000 of interest income earned on our mortgage loan receivable for the nine months ended September 30, 2004, as compared to approximately $9,000 of interest income earned on short term investments and approximately $40,000 of interest income earned on our mortgage loan receivable for the nine months ended September 30, 2003. The increase in interest income earned on short term investments is due to interest earned on sales proceeds invested prior to distribution to the limited partners.

The increase in interest earned on the mortgage loans receivable is the result of the interest on the installment sale of Parcel 1. As a result of the affiliate's acquisition of the LLC interests, the affiliate was successful in tracking the development project without incurring significant hard and soft costs. Parcel 1 significantly benefited from the rapid sales velocity and the increase in market demand for entitled custom home lots. The purpose of the affiliate acquiring the LLC interests was to limit the general partner's exposure on the guarantee of the third party development loans and also to recover as much of, if not all of the outstanding principal and interest owed to the partnership. The balance of the loan of $846,737 was paid in the third quarter of 2004. In addition, we received interest of $596,841 in October 2004.

Professional services to non-affiliates were $40,551 and $32,607 for the nine months ended September 30, 2004 and 2003. This increase was due to an increase in accounting fees.

General and administrative expenses to non-affiliates were $179,967 and $56,258 for the nine months ended September 30, 2004 and 2003, respectively. The increase in 2004 is due to paid and accrued state taxes payable as a result of land sales in 2004.

Marketing expenses to non-affiliates were $33,327 and $35,517 for the nine months ended September 30, 2004 and 2003. In 2003 and continuing into 2004, we changed our marketing approach to target homebuilders, industrial users and land developers through direct mailings, newspaper and trade publication advertising and an enhanced website.

Land operating expenses to affiliates were $13,844 and $26,068 for the nine months ended September 30, 2004 and 2003, respectively and relate to asset management fees paid. Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost of our undeveloped parcels annually, limited to a cumulative total over our life of 2% of the parcels' original cost to us. These amounts decrease as acres are sold.

Land operating expenses to non-affiliates were $20,968 and $75,059 for the nine months ended September 30, 2004 and 2003, respectively. These costs primarily include real estate tax expense and ground maintenance expense and insurance expense on the parcels owned. The decrease in 2004 is the result of the over accrual of 2003 real estate taxes payable in 2004. The General Partner was able to obtain a significant reduction of approximately $20,000 in the 2003 real estate taxes payable relating to Parcel 4.

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

The velocity of the developer's individual lot sales at Parcel 12 was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the slower lot sales, the net sale proceeds available to us were lower than anticipated. As of September 30, 2004 and December 31, 2003, we have recorded allowances for doubtful accounts of $161,135 and $135,000, respectively, relating to the mortgage receivable and $62,289 relating to accrued interest receivable, relating to the sale of Parcel 12. The related deferred gain for Parcel 12 of $13,374 and $68,829 as of September 30, 2004 and December 31, 2003, respectively, has also been written off against bad debt expense.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

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

There were no changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

INLAND CAPITAL FUND, L.P.

By:	Inland Real Estate Investment Corporation General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	November 12, 2004

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Vice President
Date:	November 12, 2004

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
principal financial officer
Date:	November 12, 2004