Form 10-K
period 2004-12-31
INLAND CAPITAL FUND L P
filed 2005-03-25
CIK 878278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2004

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1.  Business

InLand Capital Fund, L.P. was formed on June 21, 1991 to invest in multiple parcels of land on an all-cash basis. On December 13, 1991, we commenced an offering of 60,000 limited partnership units or units at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 23, 1993, after we sold 32,399.28 units, at $1,000 per unit, resulting in $32,399,282 in gross offering proceeds, not including our general partner's capital contribution of $500. All of the holders of these units have been admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. Our limited partners will share in their portion of benefits of ownership of our real property investments according to the number of units held. As of December 31, 2004, we have repurchased a total of 62 units for $56,253 from various limited partners through the unit repurchase program. Under this program, limited partners could, under certain circumstances, have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We purchased on an all-cash basis, 18 parcels of undeveloped land and one building and are engaged in the rezoning and resale of the parcels. All of the investments were made in the collar counties surrounding the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, our holding period has exceeded our original estimates. As of December 31, 2004, we have had multiple sales transactions through which we have disposed of a building and approximately 2,862 acres of the approximately 3,302 acres originally owned. We continue to market the remaining acres for sale.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has two phases of improvements complete and sites are being marketed to potential buyers. As of December 31, 2004, 25 lots remain to be sold. Parcels 7 and 10 have been zoned for commercial use and are being marketed.

In addition to the sales of Parcels 15 and 16 in 2004, we also sold 84 acres of Parcel 10. In March 2004, we paid distributions totaling $20,000,000, which included $16,830,331 paid to the limited partners and $3,169,669 paid to the general partner. In November 2004, we made an additional distribution of $12,218,440, which included $10,500,000 to the limited partners and $1,718,440 to the general partner. In August 2004, we sold 104 lots (phase 2) of the McHenry business park, Parcel 2. In addition to these sales, we sold approximately 20 acres of Parcels 4 and 124 acres of Parcel 14. Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions.

We had no employees during 2004.

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

Item 2. Properties

We acquired fee ownership of the following real property investments:
	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date

Parcel 1, Kendall County, Illinois	108.8960	-	07/22/92
	(108.8960		sold 01/11/02)

Parcel 2, McHenry County, Illinois	201.0000	28.5000	11/09/93
	(17.7420		sold 08/02/95)
	(8.6806		sold various 1997)
	(1.9290		sold various 1998)
	(13.5030		sold various 1999)
	(3.6400		sold 11/29/01)
	(10.1600		sold various 2002)
	(116.8454		sold various 2004)

Parcel 3, Will County, Illinois	34.0474	-	03/04/94
	(34.0474		sold 02/04/99)

Parcel 4, Will County, Illinois	86.9195	-	03/30/94
	(2.3050		sold various 1997)
	(3.3600		sold various 1998)
	(1.0331		sold 08/19/99)
	(60.1000		sold various 2001)
	(20.1214		sold 11/01/04)

Parcel 5, LaSalle County, Illinois	190.9600	-	04/01/94
	(2.0600		sold 04/08/98)
	(188.9000		sold 10/07/99)

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date

Parcel 6, DeKalb County, Illinois	59.0800	-	05/11/94
	(4.9233		sold Apr 1998)
	(54.1567		sold 07/23/98)

Parcel 7, Kendall County, Illinois	200.8210	32.6470	07/28/94
	(168.1740		sold 09/18/03)

Parcel 8, Kendall County, Illinois	133.0000	133.0000	08/17/94

Parcel 9, LaSalle County, Illinois	335.9600	-	08/30/94
	(335.9600		Sold 04/18/03)

Parcel 10, Kendall County, Illinois	230.7860	8.9800	09/16/94
	(7.0390		sold 04/21/95)
	(2.9770		sold 11/03/99)
	(127.4000		sold 08/14/02)
	(84.3900		sold 01/09/04)

Parcel 11, Kane County, Illinois	123.0000	-	09/26/94
	(123.0000		sold 11/30/00)

Parcel 12, Kendall County, Illinois	110.2530	-	09/28/94
	(59.9050		sold 04/16/01)
	(50.3480		sold 09/18/03)

Parcel 13, LaSalle County, Illinois	352.7390	-	10/06/94
	(10.0000		sold 07/27/98)
	(342.7390		sold 08/31/98)

Parcel 14, Kendall County, Illinois	134.7760	-	10/26/94
	(10.6430		sold 05/21/99)
	(124.1330		Sold 12/17/04)

Parcel 15, McHenry County, Illinois	169.5400	-	10/31/94
	(169.5400		Sold 02/26/04)

Parcel 16, McHenry County, Illinois	207.0754	-	11/30/94
	(207.0754		Sold 02/26/04)

Parcel 17, LaSalle County, Illinois	236.4400	236.4400	12/07/94

Parcel 18, Kendall County, Illinois	386.9900	-	11/02/95
	(386.9900		sold 08/31/98)

Our general partner anticipates that the land we acquired will produce sufficient income to pay property taxes, insurance and other miscellaneous expenses, with surplus funds, if any, to be retained in the working capital reserve for pre-development activities. Income is expected to be derived from leases to farmers or from other activities compatible with our business plan for land parcels. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus the 15% cumulative return. All of the parcels purchased by us consist of land, which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to the partners from farm leases or other leasing activities. Through December 31, 2004, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Consistent with our limited partnership agreement, there were no matters submitted to a vote of our security holders during 2004.

PART II

Item 5. Market for our Limited Partnership Units and Related Security Holder Matters

As of March 9, 2005, there were 2,580 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

For the years ended December 31, 2004 and 2003, we paid the following distributions:

Distributions to:	2004	2003

General partners	$4,888,109	397,043
Limited partners	27,330,331	7,343,986

Total	$32,218,440	7,741,029

Item 6. Selected Financial Data

INLAND CAPITAL FUND, L.P.
(a limited partnership)

For the years ended December 31, 2004, 2003, 2002, 2001 and 2000

(not covered by the Report of Independent Registered Public Accounting Firm)
	2004	2003	2002	2001	2000

Total assets	$12,126,007	17,909,721	21,039,772	22,117,537	22,681,550

Total income	$38,589,683	8,404,317	8,125,941	2,320,989	3,853,281

Net income	$26,702,695	4,791,865	5,522,385	729,463	2,138,739

Net income (loss) allocated to the one general partner unit	$4,889,586	396,565	375,864	(3,218)	211,500

Net income allocated per limited partnership unit	$674.56	135.93	159.15	22.66	59.59

Distributions per limited partnership unit from sales	$845.17	227.11	209.68	46.39	81.53

Weighted average limited partnership units	32,337	32,337	32,337	32,337	32,341

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this annual report.

The net income per unit, basic and diluted, and distributions per unit are based upon the weighted average number of units outstanding.

All distributions from sales represent a return of original capital until such time as the limited partners have received distributions totaling their original capital. As of March 2004, the limited partners had received distributions in excess of their original capital

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable and revenue recognition. These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2004, we had recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of December 31, 2004, the partnership has evaluated the mortgage loans receivables and written off $161,135 of previously reserved mortgage loans receivable.

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

We used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, 18 parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of December 31, 2004, we have had multiple sales transactions through which we have disposed of a building and approximately 2,862 acres of the 3,302 acres originally owned. As of December 31, 2004, cumulative distributions to the limited partners have totaled $56,163,321 (which exceeds the original capital) and $6,131,911 to the general partner. Through December 31, 2004, we have used $5,732,472 of working capital for rezoning and other activities and such amount is included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of December 31, 2004, we own, in whole or in part, five of our original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At December 31, 2004, we had cash and cash equivalents of $7,679,088, which is available to be used for our costs and liabilities, cash distributions to partners, and other activities with respect to some or all of our land parcels.

In 2004 we received net sales proceeds of approximately $37,505,000 from the sales of Parcels 2, 4, 10, 14, 15 and 16. In March 2004, we paid distributions totaling $20,000,000, which includes $16,830,331 paid to the limited partners and $3,169,669 paid to the general partner. In November 2004, we distributed an additional $12,218,440, including $10,500,000 to the limited partners and $1,718,440 to the general partner. In addition to the sales which occurred in 2004, we anticipate additional sales of Parcels 2, 7, 8, 10 and 17 during 2005. See Subsequent Events for sales which have occurred in 2005. We have entered into sales contracts on portions of Parcels 7, 8 and 17. Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on a majority of our land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has two phases of improvements complete and sites are being marketed to potential buyers. As of December 31, 2004, 25 lots remain to be sold. Parcels 7 and 10 have been zoned for commercial use and are being marketed.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $49,752, $49,982, and $51,120 for the years ended December 31, 2004, 2003 and 2002, respectively, are included in professional services and general and administrative expenses to affiliates, of which $6,792 and $5,183 was unpaid as of December 31, 2004 and 2003, respectively.

Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost of our undeveloped parcels annually, limited to a cumulative total over our life of 2% of the parcels' original cost to us. Such fees of $16,913, $31,332, and $39,360 have been incurred and paid for the years ended December 31, 2004, 2003 and 2002, respectively.

An affiliate of our general partner performed sales marketing and advertising services for us and was reimbursed for direct costs. Such costs of $13,546, $13,781, and $14,800 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2004, 2003 and 2002, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the years ended December 31, 2004 and 2003, we incurred $111,621 and $101,140, respectively, of such costs. The affiliate did not take a profit on any project. Such costs are included in investment properties, of which $9,585 and $18,630 was unpaid at December 31, 2004 and 2003, respectively.

Results of Operations

As of December 31, 2004, we owned five parcels of land consisting of approximately 440 acres. Of the 440 acres owned, approximately 407 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses.

Sales of investment properties of $37,505,082 and the cost of investment properties sold of $11,427,904 for the year ended December 31, 2004 are the result of sales at Parcels 2, 4,10,14,15 and 16. Sales of investment properties of $7,877,469 and cost of investment properties sold of $3,255,302 for the year ended December 31, 2003 are the result of the sales of Parcels 7, 9 and 12. The sales activity for the years ended December 31, 2004 and 2003 is the result of favorable zoning and a change in our marketing approach to target homebuilders, commercial users and land developers. Sales of investment properties of $7,042,903 and cost of investment properties sold of $2,122,269 for the year ended December 31, 2002, are the result of the sale of additional lots of Parcel 2 and the sale of 127 acres of Parcel 10.

On January 11, 2002, we sold approximately 108 acres of Parcel 1 on an installment basis and recorded a deferred gain of $1,202,106. As of December 31, 2004, the mortgage has been paid in full and the deferred gain has been fully recognized. On April 16, 2001, we sold approximately 60 acres of Parcel 12 on an installment basis and recorded a deferred gain of $447,528. As of December 31, 2003, we had received principal payments totaling $713,865 and recognized $365,325 of the deferred gain. As of December 31, 2003, we had recorded allowance for doubtful accounts of $135,000 relating to this mortgage receivable and had reserved the related deferred gain of $68,829 against bad debt expense. As of December 31, 2004, we have written off this mortgage receivable and the related interest receivable and deferred gain.

Rental income was $83,500, $166,615, and $222,820 for the years ended December 31, 2004, 2003, and 2002, respectively. These decreases are due to decreases in tillable acres as a result of land sales and pre-development activity on our land investments. These decreases were partially offset by the annual increase in lease amounts from tenants.

Interest income was $518,118, $108,928, and $177,776 for the years ended December 31, 2004, 2003 and 2002, respectively. Interest income is primarily a result of the interest income earned on short term investments and interest income earned on our mortgage loan receivable. The increase in interest income in 2004 is the result of the interest received on the installment sale of Parcel 1.

Tax expenses were $218,863, $42,773 and $7,498 for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in tax expenses in 2004 is due to state taxes paid and accrued as a result of the land sales.

Marketing expenses to non-affiliates were $58,302, $55,609 and $128,632 for the years ended December 31, 2004, 2003 and 2002. The increase in 2002 was due to increased marketing and advertising through radio and local cable television ads. In 2003 and continuing into 2004, we changed our marketing approach to target homebuilders, industrial users and land developers through direct mailings, newspaper and trade publication advertising and an enhanced website.

Land operating expenses to affiliates were $16,913, $31,332 and $39,360 for the years ended December 31, 2004, 2003 and 2002, respectively and relate to asset management fees paid. Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost of our undeveloped parcels annually, limited to a cumulative total over our life of 2% of the parcels' original cost to us. These amounts decrease as acres are sold.

Land operating expenses to non-affiliates were $30,481, $90,826 and $76,568 for the years ended December 31, 2004, 2003 and 2002, respectively. These costs primarily include real estate tax expense and ground maintenance expense and insurance expense on the parcels owned.

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

The velocity of the developer's individual home sales at Parcels 6 and 12 was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the slower lot sales, the net sale proceeds available to us were lower than anticipated. As of December 31, 2003, we had recorded an allowance for doubtful accounts of $135,000 relating to the mortgage receivable and $62,289 relating to accrued interest receivable, relating to the sale of Parcel 12. A portion of the related deferred gain for Parcel 12 of $68,829, as of December 31, 2003, was also written off against bad debt expense. We continued to monitor this transaction throughout 2004 and, based on our review of the developments' financial situation during the fourth quarter of 2004, we do not anticipate receiving any additional proceeds on Parcel 12. As of December 31, 2004, the partnership has written off the mortgage receivable and related accrued interest receivable.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2004, 2003 and 2002.
	12/31/04	09/30/04	06/30/04	03/31/04
Total income	$9,204,616	4,447,527	634,768	24,302,772
Net income (loss)	6,191,320	2,783,675	509,280	17,218,420
Net income (loss) allocated to the limited partners	4,473,358	2,780,078	510,345	14,049,328
Net income (loss) per limited partnership unit, basic and diluted	138.34	85.97	15.78	434.47

	12/31/03	09/30/03	06/30/03	03/31/03
Total income	$99,618	6,760,657	1,422,348	121,694
Net income (loss)	8,225	4,639,430	167,966	(23,756)
Net income (loss) allocated to the limited partners	(388,695)	4,639,422	167,763	(22,970)
Net income (loss) per limited partnership unit, basic and diluted	(12.02)	143.47	5.19	(.71)

	12/31/02	09/30/02	06/30/02	03/31/02
Total income	$157,644	6,405,184	892,368	670,745
Net income	306,741	4,280,799	395,696	539,149
Net income (loss) allocated to the limited partners	(70,237)	4,281,715	395,618	539,425
Net income (loss) per limited partnership unit, basic and diluted	(2.17)	132.41	12.23	16.68

Inflation

Inflation in future periods may cause capital appreciation of our investments in land. Rental income levels (from leases to new tenants or renewals of existing tenants) are expected to rise and fall in accordance with normal agricultural market conditions and may or may not be affected by inflation. To date, our operations have not been significantly affected by inflation.

Subsequent Events

On January 26, 2005, the Partnership sold 2 lots of Parcel 2 for approximately $200,000 and recorded a gain of approximately $106,000.

On January 27, 2005, the Partnership sold 10 acres of Parcel 17 for approximately $550,000 and recorded a gain of approximately $490,000.

On March 9, 2005, we paid distributions totaling $7,317,767, which includes $7,000,000 paid to the limited partners and $317,767 paid to the general partner.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Index

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

To the Partners of
InLand Capital Fund, L.P.

We have audited the accompanying balance sheet of InLand Capital Fund, L.P. (a limited partnership) ("the Partnership") as of December 31, 2004, and the related statements of operations, partners' capital, and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InLand Capital Fund, L.P. at December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Chicago, Illinois
January 29, 2005 except as
to note 7 for which
the date is March 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
  InLand Capital Fund, L.P.

We have audited the accompanying balance sheet of InLand Capital Fund, L.P. (a limited partnership) (the "Partnership") as of December 31, 2003, and the related statements of operations, partners' capital, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of InLand Capital Fund, L.P. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

March 26, 2004
Chicago, Illinois

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

December 31, 2004 and 2003

Assets

	2004	2003
Current assets:
Cash and cash equivalents (Note 1)	$7,679,088	1,402,121
Accrued interest and other receivables (net of allowance for doubtful accounts of $0 and $62,289 at December 31, 2004 and 2003, respectively) (Note 6)	10,242	184,414
Current portion of mortgage loan receivable (net of allowance for doubtful accounts of $0 and $135,000 at December 31, 2004 and 2003, respectively) (Note 6)	-	872,872
Other current assets	7,942	6,419

Total current assets	7,697,272	2,465,826

Other assets	221,266	3,074
Investment properties and improvements (including acquisition fees paid to Affiliates of $191,267 and $630,226 at December 31, 2004 and 2003, respectively) (Notes 3 and 4)	4,207,469	15,440,821

Total assets	$12,126,007	17,909,721

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2004 and 2003

Liabilities and Partners' Capital
	2004	2003
Current liabilities:
Accounts payable	$419,683	3,877
Accrued real estate taxes	11,243	49,986
Due to Affiliates (Note 3)	16,377	23,813
Unearned income	4,996	151,435

Total current liabilities	452,299	229,111

Deferred gain on sale (Note 6)	-	491,157

Total liabilities	452,299	720,268

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative cash distributions	(6,131,911)	(1,243,802)
Cumulative net income	6,144,753	1,255,167

	13,342	11,865

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 outstanding at December 31, 2004 and 2003, (net of offering costs of $4,466,765, of which $3,488,574 was paid to Affiliates)	27,876,265	27,876,265
Cumulative cash distributions	(56,163,321)	(28,832,990)
Cumulative net income	39,947,422	18,134,313

	11,660,366	17,177,588

Total Partners' capital	11,673,708	17,189,453

Total liabilities and Partners' capital	$12,126,007	17,909,721

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2004, 2003 and 2002
	2004	2003	2002
Income:
Sale of investment properties and improvements	$37,505,082	7,877,469	7,042,903
Recognition of deferred gain on sale of investments properties and improvements	477,783	239,462	667,244
Rental income	83,500	166,615	222,820
Interest income	518,118	108,928	177,776
Other income	5,200	11,843	15,198

	38,589,683	8,404,317	8,125,941
Expenses:
Cost of investment properties sold	11,427,904	3,255,302	2,122,269
Professional services to Affiliates	30,387	30,299	28,160
Professional services to non-affiliates	41,262	32,725	30,747
General and administrative expenses to Affiliates	19,365	19,683	22,960
General and administrative expenses to non- affiliates	17,204	18,151	26,073
Tax expense	218,863	42,773	7,498
Marketing expenses to Affiliates	13,546	13,781	14,800
Marketing expenses to non-affiliates	58,302	55,609	128,632
Land operating expenses to Affiliates	16,913	31,332	39,360
Land operating expenses to non-affiliates	30,481	90,826	76,568
Bad debt expense	12,761	21,971	106,489

	11,886,988	3,612,452	2,603,556

Net income	$26,702,695	4,791,865	5,522,385

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the years ended December 31, 2004, 2003 and 2002
	2004	2003	2002

Net income allocated to (Note 2):
General Partner	$4,889,586	396,345	375,864
Limited Partners	21,813,109	4,395,520	5,146,521

Net income	$26,702,695	4,791,865	5,522,385

Net income per the one General
Partner Unit	$4,889,586	396,345	375,864

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (32,337 for the years ended December 31, 2004, 2003, and 2002)	$674.56	135.93	159.15

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2004, 2003 and 2002
	General	Limited
	Partner	Partners	Total

Balance January 31, 2002	$13,218	21,760,033	21,773,251

Distributions to Partners ($209.68 per weighted average Limited Partnership Units of 32,337) (Note 2)	(376,519)	(6,780,500)	(7,157,019)
Net income	375,864	5,146,521	5,522,385

Balance at December 31, 2002	12,563	20,126,054	20,138,617

Distributions to Partners ($227.11 per weighted average Limited Partnership Units of 32,337) (Note 2)	(397,043)	(7,343,986)	(7,741,029)
Net income	396,345	4,395,520	4,791,865

Balance December 31, 2003	$11,865	17,177,588	17,189,453

Distributions to Partners ($845.17 per weighted average Limited Partnership Units of 32,337) (Note 2)	(4,888,109)	(27,330,331)	(32,218,440)
Net income	4,889,586	21,813,109	26,702,695

Balance at December 31, 2004	$13,342	11,660,366	11,673,708

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002
	2004	2003	2002
Cash flows from operating activities:
Net income	$26,702,695	4,791,865	5,522,385
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of investment properties	(26,077,178)	(4,622,167)	(4,920,634)
Recognition of deferred gain	(477,783)	(239,462)	(667,244)
Bad debt expense	12,761	21,971	106,489
Changes in assets and liabilities:
Accrued interest and other receivables	174,172	(82,260)	(122,798)
Other current assets	(1,523)	(6,419)	5,405
Accounts payable	415,806	(11,254)	871
Accrued real estate taxes	(38,743)	7,113	(7,473)
Due to Affiliates	(7,436)	11,585	6,904
Unearned income	(146,439)	74,160	71,436
Other assets	(218,192)	-	-

Net cash provided by (used in) operating activities	338,140	(54,868)	(4,659)

Cash flows from investing activities:
Additions to investment properties	(194,552)	(412,195)	(368,003)
Principal payments collected on mortgage loans receivable	846,737	448,675	1,218,453
Proceeds from sale of investment properties	37,505,082	7,877,469	7,042,903

Net cash provided by investing activities	38,157,267	7,913,949	7,893,353

Cash flows from financing activities:
Distributions paid	(32,218,440)	(7,741,029)	(7,157,019)

Net cash used in financing activities	(32,218,440)	(7,741,029)	(7,157,019)

Net increase in cash and cash equivalents	6,276,967	118,052	731,675
Cash and cash equivalents at beginning of year	1,402,121	1,284,069	552,394
Cash and cash equivalents at end of year	$7,679,088	1,402,121	1,284,069

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2004, 2003 and 2002
	2004	2003	2002

Supplemental schedule of noncash investing activities:

Reduction of investment properties	$11,427,904	3,255,302	3,074,094
Mortgage loan receivable funding	-	-	(2,150,000)
Deferred gain on sale of investment properties	-	-	1,198,175
Gain on sale of land	26,077,178	4,622,167	4,920,634

Proceeds from sale of investment properties	$37,505,082	7,877,469	7,042,903

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2004, 2003 and 2002

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 2004, the Partnership has repurchased and canceled a total of 62 Units for $56,253 from various Limited Partners through the Units Repurchase Program. Under this program, Limited Partners could under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain reclassifications were made to the 2002 and 2003 financial statements to conform with the 2004 presentation.

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

In January 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51", which was revised in December 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The effective date for the Partnership was March 31, 2004. FIN 46, as revised, did not have a material impact on the Partnership's financial condition and results of operations.

In May 2003, the FASB issued Statement No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for classifying and measuring certain financial instruments as liabilities that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of SFAS No. 150 did not have an impact on the Partnership's financial condition and results of operations.

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

The Partnership records are maintained on the accrual basis of accounting in accordance with GAAP. The Federal income tax return has been prepared from such records after making appropriate adjustments, if any, to reflect the Partnership's accounts as adjusted for Federal income tax reporting purposes. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows:

2004	2003
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$12,126,007	16,374,580	17,909,721	17,909,720

Partners' capital:
General Partner	13,342	15,454	11,865	13,972
Limited Partners	11,660,366	11,661,699	17,177,588	17,175,552

Net income:
General Partner	4,889,586	4,890,607	396,345	396,353
Limited Partners	21,813,109	20,904,746	4,395,520	4,395,513

Net income per Limited Partnership Unit, basic and diluted	674.56	646.47	135.93	135.93

The net income per Unit is based upon the weighted average number of Units of 32,337 during 2004 and 2003.

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $6,792 and $5,183 was unpaid as of December 31, 2004 and 2003, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $16,913, $31,332 and $39,360 have been incurred and paid for the years ended December 31, 2004, 2003 and 2002, respectively and are reported as land operating expenses to Affiliates on the statement of operations.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $13,546, $13,781 and $14,800 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2004, 2003 and 2002, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2004 and 2003, the Partnership incurred $111,621 and $101,140, respectively, of such costs. The Affiliate did not take a profit on any project. Such costs are included in investment properties of which $9,585 and $18,630 was unpaid at December 31, 2004 and 2003, respectively.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4)  Investment Properties

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 12/31/04	Recognized

1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	186,333	951,825	-	-
		(108.8960)	01/11/02

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	2,601,104	3,708,112	1,035,451	3,134,305
		(17.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030)	Var 1999
		(3.6400)	11/29/01
		(10.1600)	Var 2002
		(2.0320)	06/07/04
		(114.8134)	08/12/04

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	416,096	2,338,733	-	1,501,726
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99
		(60.1000)	Var 2001
		(20.1214)	11/01/04

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,207	58,373	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	432,978	1,671,539	350,596	-
		(168.1740)	09/18/03

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	38,690	-	1,445,639	-

9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	130,045	1,202,815	-	-
		(335.9600)	04/18/03

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4)  Investment Properties (continued)

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 12/31/04	Recognized

10	Kendall	223.7470	09/16/94	$ 2,693,025	205,660	2,898,685	355,493	3,106,497	147,681	3,010,412
		(2.9770)	11/03/99
		(127.4000)	08/14/02
		(84.39)	01/09/04

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	17,466	1,446,017	-	-
		(123.000)	11/30/00

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	157,198	808,419	-	-
		(59.9050)	04/16/01
		(50.3480)	09/18/03

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	36,734	1,118,408	-	4,088,557
		(10.6430)	05/21/99
		(124.1330)	12/17/04

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	332,922	3,312,118	-	5,612,104
		(169.5400)	02/26/04

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	315,664	2,177,308	-	8,730,074
		(207.0754)	02/26/04

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	93,081	-	1,228,102	-

18	Kendall	386.9900	11/02/95
		(386.9900)	08/31/98	934,993	126,329	1,061,322	501	1,061,823	-	-

	Total			$24,285,538	1,660,451	25,945,989	5,732,472	27,470,992	4,207,469	26,077,178

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4)  Investment Properties (continued)

  Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which were sold on April 21, 1995.
  The aggregate cost of real estate owned at December 31, 2004 for Federal income tax purposes was approximately $4,283,000 (unaudited).
  Reconciliation of real estate owned:

	2004	2003

Balance at January 1,	$15,440,821	18,283,928
Additions during year	194,552	412,195
Sales during year	(11,427,904)	(3,255,302)

Balance at December 31,	$4,207,469	15,440,821

(5)  Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2004, the Partnership had farm leases of generally one year in duration, for approximately 407 acres of the approximately 440 acres owned.

(6)  Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part. The Partnership recorded a deferred gain on these sales to be recognized over the life of the related mortgage loan receivable as principal payments are received.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)
			Principal Balance	Principal Balance	Accrued Interest Receivable	Deferred Gain
Parcel	Maturity	Interest Rate	12/31/04	12/31/03	12/31/04	12/31/04

1	12/31/04	7.50%	$-	846,737	-	-

12	03/31/04	9.00%	-	161,135	-	-

			-	1,007,872	-	-

Less allowances for doubtful accounts			-	135,000	-	-

			$-	872,872	-	-

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

The velocity of the developer's individual home sales at Parcels 6 and 12 was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the development's financial difficulties, the net sale proceeds available to the Partnership were lower than projected. As of December 31, 2003, the Partnership had recorded allowances for doubtful accounts of $135,000 relating to the mortgage receivable and $62,289 relating to accrued interest receivable, relating to the sale of Parcel 12. A portion of the related deferred gain for Parcel 12 of $68,829, as of December 31, 2003, was also written off against bad debt expense. The General Partner continued to monitor this transaction throughout 2004 and, based on its review of the developments' financial situation during the fourth quarter of 2004, it does not anticipate receiving any additional proceeds on Parcel 12. As of December 31, 2004, the partnership has written off the mortgage receivable and related accrued interest receivable.

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

Bad debt expense for the year ended December 31, 2001 is the result of the write off of the remaining principal and accrued interest receivable from the sale of Parcel 6 because such amounts were deemed uncollectable. As a result of the sale of the remaining acres of Parcel 6 for a sales price of $1,125,000 on July 23, 1998, the Partnership received a mortgage loan receivable of $1,125,000 and recorded a deferred gain on sale of $7,889. Of the $1,125,000 mortgage loan receivable, the Partnership received $725,000 and recognized deferred gain of $6,097. The remaining $400,000 accrued interest at 9% per annum and had a maturity date of July 7, 2001, at which time all accrued interest, as well as principal, was due. In April 2001, the Partnership received $124,199 as final settlement for this mortgage loan receivable. As of December 31, 2001, the Partnership wrote off the remaining principal balance of $255,523, as well as the accrued interest of $116,744.

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

(7) Subsequent Events

On January 26, 2005, the Partnership sold 2 lots of Parcel 2 for approximately $200,000 and recorded a gain of approximately $106,000.

On January 27, 2005, the Partnership sold 10 acres of Parcel 17 for approximately $550,000 and recorded a gain of approximately $490,000.

On March 9, 2005, we paid distributions totaling $7,317,767, which includes $7,000,000 paid to the limited partners and $317,767 paid to the general partner.

-34

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 27, 2005, our audit committee engaged Grant Thornton LLP ("Grant Thornton") to serve as our independent registered public accounting firm effective immediately. In addition, on January 27, 2005, our audit committee accepted notice from Deloitte & Touche LLP ("Deloitte"), its current independent registered public accounting firm, indicating that, effective immediately, Deloitte will resign as our independent registered public accounting firm.

The reports of Deloitte on our financial statements for the years ended December 31, 2002 and December 31, 2003 did not contain an adverse opinion, disclaimer of opinion or explanatory paragraphs and were not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with Deloitte's audits of our two most recent fiscal years ended December 31, 2002 and 2003, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods. During the our two most recent fiscal years, there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

We provided Deloitte a copy of the Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") and requested Deloitte to furnish us with a letter addressed to the SEC stating whether Deloitte agreed with the above statements made by us and, if not, stating the respects in which it does not agree. We filed Deloitte's response with the SEC on Form 8-K.

We did not consult Grant Thornton regarding (i) either the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements; as such, no written or oral advice was provided, and none was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was a subject of a disagreement or reportable event with Deloitte (as there were none).

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

There were no significant changes in our internal controls over financial reporting during the fourth quarter of 2004 that have materially effected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9 (b). Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our general partner, Inland Real Estate Investment Corporation (IREIC), was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. Our general partner is a wholly owned subsidiary of The Inland Group, Inc. The general partner has responsibility for all aspects of our operations.

During 2004, the board of directors of our general partner formalized the audit committee. The Audit Committee is not independent of our general partner and consists of Catherine L. Lynch, committee chair and financial expert, Brenda G. Gujral, Roberta S. Matlin and Gary Pechter. The audit committee is responsible for engaging our independent registered public accounting firm, reviewing the plans and results of the audit engagement with our independent registered public accounting firm and consulting with the independent registered public accounting firm regarding the adequacy of our internal accounting controls.

During 2004, our general partner adopted a Code of Ethics that applies to all of its employees.

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to us are as follows. Ages are listed as of January 1, 2005.

Functional Title

Daniel L. Goodwin	Director
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman
Brenda G. Gujral	Director, President and principal executive officer of the Partnership
Catherine L. Lynch	Treasurer
Roberta S. Matlin	Director, Senior Vice President-Investments
Guadalupe Griffin	Vice President-Asset Management
Kelly Tucek	Vice President-Partnership Accounting and principal financial officer of the Partnership
Gary E. Pechter	Senior Vice President, The Inland Group, General Counsel of the Partnership

DANIEL L. GOODWIN (age 61) has been with Inland since 1968 and is a founding and controlling stockholder of, and the chairman of the board and chief executive officer of, The Inland Group. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin is the chairman of the board of Inland Real Estate Corporation, chairman of the board and chief executive officer of Inland Mortgage Investment Corporation and chairman of the board and chief executive officer of Inland Bancorp Holding Company, a bank holding company. Mr. Goodwin also serves on the management committee of Inland Real Estate Corporation.

Mr. Goodwin is a member of the National Association of Realtors, the Illinois Association of Realtors and the Northern Illinois Commercial Association of Realtors. He is also the author of a nationally recognized real estate reference book for the management of residential properties. Mr. Goodwin serves on the Board of the Illinois State Affordable Housing Trust Fund. He has served as an advisor for the Office of Housing Coordination Services of the State of Illinois, and as a member of the Seniors Housing Committee of the National Multi-Housing Council. He has served as Chairman of the DuPage County Affordable Housing Task Force and presently serves as chairman of New Directions Affordable Housing Corporation.

Mr. Goodwin obtained his bachelor's and master's degrees from Illinois State Universities. Following graduation, he taught for five years in the Chicago public schools system. More recently, Mr. Goodwin has served as a member of the board of governors of Illinois State Colleges and Universities. He is vice chairman of the board of trustees of Benedictine University, vice chairman of the board of trustees of Springfield College and chairman of the board of Northeastern Illinois University.

ROBERT H. BAUM (age 61) has been with Inland since 1968 and is one of the founding stockholders. Mr. Baum is vice chairman and executive vice president and general counsel of The Inland Group. In his capacity as general counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He is also a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Inland Bancorp Holding Company and of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that exists to improve the quality of life for people whose lives have been affected by cancer and its treatment by providing psychosocial and educational support for cancer patients, their families and friends.

ROBERT D. PARKS (age 61) has been with Inland since 1968 and is one of the founding stockholders. He also is chairman of Inland Real Estate Investment Corporation, director of Inland Securities Corporation and a director of Inland Investment Advisors, Inc. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation and serves on its management committee. He is also chairman, chief executive officer and director of Inland Retail Real Estate Trust, Inc. and is chairman, chief executive officer and director of Inland Western Retail Real Estate Trust, Inc. He is chairman, chief executive officer and affiliated director of Inland American Real Estate Trust, Inc. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago. He is a registered Direct Participation Program Limited Principal with the National Association of Securities Dealers, Inc. He is also a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning, as well as a member of the National Association of Real Estate Investment Trusts.

BRENDA G. GUJRAL (age 62) is president, chief operating officer and a director of Inland Real Estate Investment Corporation (IREIC). She is also president, chief operating officer and a director of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is also a director of Inland Investment Advisors, Inc., an investment advisor. She is also an affiliated director of Inland Western Retail Real Estate Trust, Inc., chairman of the board of Inland Real Estate Exchange Corporation and affiliated director of Inland American Retail Real Estate Trust, Inc.

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

CATHERINE L. LYNCH (age 46) joined Inland in 1989 and is the treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the corporate accounting department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG LLP since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

ROBERTA S. MATLIN (age 60) joined Inland Real Estate Investment Corporation (IREIC) in 1984 as director of investor administration and currently serves as senior vice president of IREIC, directing the day-to-day internal operations. Ms. Matlin is a director of IREIC and president of Inland Investment Advisors, Inc., and Intervest Southern Real Estate Corporation, and a director and vice president of Inland Securities Corporation. She is the president of Inland American Advisory Services, Inc. Since 2003, she has been vice president of administration of Inland Western Retail Real Estate Trust, Inc., and since 2004, vice president of administration of Inland American Real Estate Trust, Inc. She was vice president of administration of Inland Real Corporation from 1995 until 2000 and of Inland Retail Real Estate Trust, Inc from 1998 until 2004. From June 2001 until April 2004, she was a trustee and executive vice president of Inland Mutual Fund Trust. Prior to joining Inland, she worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois. She holds Series 7, 22, 24, 39, 63 and 65 licenses from the National Association of Securities Dealers.

    GUADALUPE GRIFFIN (age 40) joined Inland in 1994. Ms. Griffin serves as vice president of Inland Real Estate Investment Corporation and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for the asset management and day-to-day operations of the public and private partnerships which include the development of operating and disposition strategies for the partnerships and investor communications. Prior to joining Inland, Ms. Griffin was employed by the University of Illinois at Chicago Center for Urban Educational Research and Development as Assistant to the Director of the Nation of Tomorrow Program; a privately funded multi-million dollar program, which provided educational and empowerment services to youths and their families in four inner-city schools. Ms. Griffin holds an Illinois Real Estate Sales License.

 KELLY TUCEK (age 42) joined Inland in 1989 and is a vice president of Inland Real Estate Investment Corporation and since 2004, treasurer of Inland American Real Estate Trust, Inc.

As of August 1996, Ms. Tucek is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

GARY E. PECHTER (age 53) joined Inland in 1985 and is a Senior Vice President and Senior Counsel of The Inland Real Estate Group, Inc., and a member of the Audit Committee for all public partnerships sponsored by IREIC. In his capacity as their counsel, Mr. Pechter has been admitted to practice law in the State of Illinois and the federal district court. He is also a licensed real estate broker. Mr. Pechter received his undergraduate degree from the University of Illinois and his law degree from John Marshall Law School.

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

Our general partner and its affiliates may be reimbursed for its expenses or out-of-pocket costs relating to our administration. As of December 31, 2004, such costs were $49,752, of which $6,792 was unpaid.

Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost of our undeveloped land annually, limited to a cumulative total over our life of 2% of the land's original cost to us. For the year ended December 31, 2004, we incurred $16,913 in asset management fees, all of which was paid.

An affiliate of our general partner performed sales marketing and advertising services for us and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. For the year ended December 31, 2004, such costs were $13,546 all of which was paid.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. For the year ended December 31, 2004, we incurred $111,621 of such costs, of which $9,585 was unpaid, and are included in investment properties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  No person or group is known by us to own beneficially more than 5% of the outstanding units of our partnership.
  The officers and directors of the general partner of our partnership own as a group the following units of our partnership as of December 31, 2004:

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

Item 14:  Principal Accountant Fees and Services

Fees. Aggregate fees for professional services rendered by our independent registered public accounting firm were as follows:
	Years ended December 31,
	2004	2003

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$31,900	28,600
Tax fees for professional services rendered for tax return preparation and review of our K-1s.	6,090	5,400

Total fees	$37,990	34,000

On January 27, 2005, our audit committee approved Grant Thornton LLP to serve as our independent registered public accounting firm for the year ended December 31, 2004.

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

(d) Reports on Form 8-K.

None.

No annual report or proxy material for the year 2004 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND CAPITAL FUND, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and director
Date:	March 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and director
Date:	March 23, 2005

/s/	Guadalupe Griffin

By:	Guadalupe Griffin
Vice President
Date:	March 23, 2005

/s/	Kelly Tucek

By:	Kelly Tucek
Vice President and principal financial officer
Date:	March 23, 2005

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman
Date:	March 23, 2005

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 23, 2005