Form 10-Q
period 2005-03-31
INLAND CAPITAL FUND L P
filed 2005-05-10
CIK 878278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2005

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

March 31, 2005 and December 31, 2004
(unaudited)

Assets
	2005	2004
Current assets:
Cash and cash equivalents	$1,039,153	7,679,088
Accrued interest and other receivables	18,847	10,242
Other current assets	13,524	7,942

Total current assets	1,071,524	7,697,272

Other assets	228,075	221,266
Investment properties and improvements (including acquisition fees paid to Affiliates of $187,480 and $191,267 at March 31, 2005 and December 31, 2004, respectively) (Note 3)	4,103,271	4,207,469

Total assets	$5,402,870	12,126,007

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2005 and December 31, 2004
(unaudited)

Liabilities and Partners' Capital
	2005	2004
Current liabilities:
Accounts payable	$467,531	419,683
Accrued real estate taxes	14,123	11,243
Due to Affiliates (Note 2)	22,579	16,377
Unearned income	377	4,996

Total liabilities	504,610	452,299

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative cash distributions	(6,449,678)	(6,131,911)
Cumulative net income	6,461,944	6,144,753

	12,766	13,342

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 outstanding at March 31, 2005 and December 31, 2004, (net of offering costs of $4,466,765, of which $3,488,574 was paid to Affiliates)	27,876,265	27,876,265
Cumulative cash distributions	(63,163,321)	(56,163,321)
Cumulative net income	40,172,550	39,947,422

	4,885,494	11,660,366

Total Partners' capital	4,898,260	11,673,708

Total liabilities and Partners' capital	$5,402,870	12,126,007

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2005 and 2004
(unaudited)
	2005	2004
Income:
Sale of investment properties and improvements (Notes 1 and 3)	$735,777	24,198,028
Recognition of deferred gain on sale of investment properties and improvements	-	43,506
Rental income	9,803	21,619
Interest income	35,553	37,919
Other Income	4,763	1,700

	785,896	24,302,772
Expenses:
Cost of investment properties sold	135,856	6,845,438
Professional services to Affiliates	4,040	9,362
Professional services to non-affiliates	29,075	31,970
General and administrative expenses to Affiliates	8,252	6,240
General and administrative expenses to non-affiliates	41,246	158,458
Marketing expenses to Affiliates	4,459	3,260
Marketing expenses to non-affiliates	15,559	15,308
Land operating expenses to Affiliates	1,032	6,100
Land operating expenses to non-affiliates	4,058	8,216

	243,577	7,084,352

Net income	$542,319	17,218,420

Net income allocated to:
General Partner	$317,191	3,169,092
Limited Partners	225,128	14,049,328

Net income	$542,319	17,218,420

Net income per the one General Partner Unit	$317,191	3,169,092

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (32,337 for the three months ended March 31, 2005 and 2004)	$6.96	434.47

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2005 and 2004
(unaudited)
	2005	2004
Cash flows from operating activities:
Net income	$542,319	17,218,420
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investment properties	(599,921)	(17,352,590)
Recognition of deferred gain	-	(43,506)
Changes in assets and liabilities:
Accrued interest and other receivables	(8,605)	(31,078)
Other current assets	(5,582)	(10,995)
Other assets	(6,809)	(230,000)
Accounts payable	47,848	396,345
Accrued real estate taxes	2,880	(4,931)
Due to Affiliates	6,202	1,515
Unearned income	(4,619)	(44,238)

Net cash used in operating activities	(26,287)	(101,058)

Cash flows from investing activities:
Proceeds from sale of investment properties	735,777	24,198,028
Additions to investment properties	(31,658)	(51,175)
Principal payments received	-	70,022

Net cash provided by investing activities	704,119	24,216,875

Cash flows from financing activities:
Distributions paid	(7,317,767)	(20,000,000)

Net cash used in financing activities	(7,317,767)	(20,000,000)

Net increase (decrease) in cash and cash equivalents	(6,639,935)	4,115,817
Cash and cash equivalents at beginning of period	7,679,088	1,402,121

Cash and cash equivalents at end of period	$1,039,153	5,517,938

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2005

Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2004, which are included in the Partnership's 2004 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an offering of 60,000 limited partnership units or Units pursuant to a Registration under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of March 31, 2005, the Partnership has repurchased and canceled a total of 62 Units for $56,253 from various Limited Partners through the unit repurchase program.

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

In the opinion of management, the financial statements contain all the adjustments necessary to present fairly the financial position and results of operations for the period presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

The Partnership uses the area method of allocation, which approximates the relative sales method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2005
(unaudited)

(2)  Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $10,327 and $6,792 was unpaid as of March 31, 2005 and December 31, 2004, respectively.

The General Partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. As of March 31, 2005, the Partnership has met the limit. Such fees of $1,032 and $6,100 have been incurred for the three months ended March 31, 2005 and 2004, respectively and are reported as land operating expenses to affiliates on the statement of operations, of which $1,032 was unpaid as of March 31, 2005.

An affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. Such costs of $4,459 and $3,260 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2005 and 2004, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. For the three months ended March 31, 2005, the Partnership incurred $28,643 of such costs. The affiliate did not take a profit on any project. Such costs are included in investment properties of which $11,220 and $9,585 was unpaid at March 31, 2005 and December 31, 2004, respectively.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements (continued)
March 31, 2005 (unaudited)

(3)  Investment Properties

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 03/31/05	Recognized
1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	186,333	951,825	-	-
		(108.8960)	01/11/02

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	2,610,112	3,791,680	960,891	105,056
		(17.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030)	Var 1999
		(3.6400)	11/29/01
		(10.1600)	Var 2002
		(2.0320)	06/07/04
		(114.8134)	08/12/04
		(2.2800)	01/28/05

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	416,096	2,338,733	-	-
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99
		(60.1000)	Var 2001
		(20.1214)	11/01/04

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,207	58,373	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	445,087	1,671,539	362,705	-
		(168.1740)	09/18/03

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	42,331	-	1,449,280	-

9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	130,045	1,202,815	-	-
		(335.9600)	04/18/03

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements (continued)
March 31, 2005 (unaudited)

(3)  Investment Properties (continued)

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 03/31/05	Recognized

10	Kendall	223.7470	09/16/94	$ 2,693,025	205,660	2,898,685	356,605	3,106,497	148,793	-
		(2.9770)	11/03/99
		(127.4000)	08/14/02
		(84.39)	01/09/04

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	17,466	1,446,017	-	-
		(123.000)	11/30/00

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	157,198	808,419	-	-
		(59.9050)	04/16/01
		(50.3480)	09/18/03

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	36,734	1,118,408	-	-
		(10.6430)	05/21/99
		(124.1330)	12/17/04

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	332,922	3,312,118	-	-
		(169.5400)	02/26/04

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	315,664	2,177,308	-	-
		(207.0754)	02/26/04

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	98,869	52,288	1,181,602	494,865
		(10.0000)	01/27/05

18	Kendall	386.9900	11/02/95
		(386.9900)	08/31/98	934,993	126,329	1,061,322	501	1,061,823	-	-

	Total			$24,285,538	1,660,451	25,945,989	5,764,130	27,606,848	4,103,271	599,921

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2005
(unaudited)

(3)  Investment Properties (continued)

  Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which were sold on April 21, 1995.
  Reconciliation of real estate owned:

	March 31,	December 31,
	2005	2004

Balance at January 1,	$4,207,469	15,440,821
Additions during period	31,658	194,552
Sales during period	135,856	11,427,904

Balance at end of period	$4,103,271	4,207,469

(4)  Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 2005, the Partnership had farm leases of generally one year in duration, for approximately 249 acres of the approximately 427 acres owned.

(5) Subsequent Events

On April 11, 2005, the Partnership sold approximately 133 acres of Parcel 8 for approximately $5,320,000 and recorded a gain of approximately $3,870,000.

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

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable, cost allocation and revenue recognition. These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the three months ended March 31, 2005, we had recorded no such impairment.

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

We used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, 18 parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of March 31, 2005, we have had multiple sales transactions through which we have disposed of a building and approximately 2,875 acres, or 87%, of the 3,302 acres originally owned. As of March 31, 2005, cumulative distributions to the limited partners have totaled $63,163,321 (which exceeds the original capital) and $6,449,678 to the general partner. Through March 31, 2005, we have used $5,764,130 of working capital for rezoning and other activities and such amount is included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of March 31, 2005, we own, in whole or in part, five of our original parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover property taxes and insurance.

At March 31, 2005, we had cash and cash equivalents of $1,039,153, which is available to be used for our costs and liabilities, cash distributions to partners, and other activities with respect to some or all of our land parcels.

During the three months ended March 31, 2005 we have received net sales proceeds of approximately $735,777 from the sales of Parcels 2 and 17. On March 9, 2005, we paid distributions totaling $7,317,767, which includes $7,000,000 paid to the limited partners and $317,767 paid to the general partner. In addition to these sales which occurred in 2005, we anticipate additional future sales of over 200 acres of Parcels 2, 8 and 17. Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on a majority of our land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has two phases of improvements complete and sites are being marketed to potential buyers, of which 36 of the 167 lots were sold as of March 31, 2005. Parcels 7 and 10 have been zoned for commercial use and are being marketed. As of March 31, 2005, approximately 32 acres of Parcel 7 and 8 acres of Parcel 10 remain to be sold.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $12,292 and $15,602 for the three months ended March 31, 2005 and March 31, 2004, respectively, are included in professional services and general and administrative expenses to affiliates, of which $10,327 and $6,792 was unpaid as of March 31, 2005 and December 31, 2004, respectively.

Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost of our undeveloped parcels annually, limited to a cumulative total over our life of 2% of the parcels' original cost to us. As of March 31, 2005, we had met this limit. Such fees of $1,032 and $6,100 have been incurred for the three months ended March 31, 2005 and 2004, respectively, of which $1,032 was unpaid as of March 31, 2005.

An affiliate of our general partner performed sales marketing and advertising services for us and was reimbursed for direct costs. Such costs of $4,459 and $3,260 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2005 and 2004, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the three months ended March 31, 2005, the Partnership incurred $28,643 of such costs. The affiliate did not take a profit on any project. Such costs are included in investment properties, of which $11,220 and $9,585 was unpaid at March 31, 2005 and December 31, 2004, respectively.

Results of Operations

As of March 31, 2005, we owned five parcels of land consisting of approximately 427 acres. Of the 427 acres owned, approximately 249 acres are tillable and leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses.

Sales of investment properties of $735,777 and cost of investment properties sold of $135,856 for the three months ended March 31, 2005 are the result of the sales in of Parcels 2 and 17. Sales of investment properties of $24,198,028 and cost of investment properties sold of $6,845,438 for the three months ended March 31, 2004 are the result of the sales of Parcels 10, 15 and 16. The sales activity is the result of favorable zoning and a change in our marketing approach to target homebuilders, commercial users and land developers.

Rental income was $9,803 and $21,619 for the three months ended March 31, 2005 and 2004, respectively. The decrease is due to decreases in tillable acres as a result of land sales and pre-development activity on our land investments. The decrease was partially offset by the annual increase in lease amounts from tenants.

Professional services to non-affiliates were $4,040 and $9,362 for the three months ended March 31, 2005 and 2004. This decrease was due to a decrease in accounting and legal fees.

General and administrative expenses to affiliates were $8,252 and $6,240 for the three months ended March 31, 2005 and 2004, respectively. The increase in 2005 is due to an increase in postage expense. General and administrative expenses to non-affiliates were $41,246 and $158,458 for the three months ended March 31, 2005 and 2004, respectively. The decrease in 2005 is due to a decrease in state taxes payable as a result of land sales.

Land operating expenses to affiliates were $1,032 and $6,100 for the three months ended March 31, 2005 and 2004, respectively and relate to asset management fees paid. Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost of our undeveloped parcels annually, limited to a cumulative total over our life of 2% of the parcels' original cost to us. These amounts decrease as acres are sold. As of March 31, 2005, we had met the limit on this fee.

Land operating expenses to non-affiliates were $4,058 and $8,216 for the three months ended March 31, 2005 and 2004, respectively. These costs primarily include real estate tax expense and ground maintenance expense and insurance expense on the parcels owned. The decrease in 2005 is the result of the decrease in acres owned as a result of the land sales.

Subsequent Events

On April 11, 2005, we sold approximately 133 acres of Parcel 8 for approximately $5,320,000 and recorded a gain of approximately $3,870,000.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter of the period covered by this report.

     Report on Form 8-K dated January 27, 2005
     Item 4.01 - Change in Registrant's Certifying Accountant

Report on Form 8-K/A dated February 3, 2005
     Item 4.01 - Change in Registrant's Certifying Accountant
     Item 9.01 - Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND CAPITAL FUND, L.P.

By:	Inland Real Estate Investment Corporation General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	May 10, 2005

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Vice President
Date:	May 10, 2005

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
principal financial officer
Date:	May 10, 2005