Form 10-Q
period 2005-06-30
INLAND CAPITAL FUND L P
filed 2005-08-12
CIK 878278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2005

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

June 30, 2005 and December 31, 2004
(unaudited)

Assets
	2005	2004
Current assets:
Cash and cash equivalents	$12,847,686	7,679,088
Accrued interest and other receivables	10,155	10,242
Other current assets	8,268	7,942

Total current assets	12,866,109	7,697,272

Other assets	238,105	221,266
Investment properties and improvements (including acquisition fees paid to Affiliates of $28,475 and $191,267 at June 30, 2005 and December 31, 2004, respectively) (Note 3)	1,275,764	4,207,469

Total assets	$14,379,978	12,126,007

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2005 and December 31, 2004
(unaudited)

Liabilities and Partners' Capital
	2005	2004
Current liabilities:
Accounts payable	$308,403	419,683
Accrued real estate taxes	4,019	11,243
Due to Affiliates (Note 2)	19,041	16,377
Unearned income	4,996	4,996

Total liabilities	336,459	452,299

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative cash distributions	(6,449,678)	(6,131,911)
Cumulative net income	6,461,271	6,144,753

	12,093	13,342

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 outstanding at June 30, 2005 and December 31, 2004, (net of offering costs of $4,466,765, of which $3,488,574 was paid to Affiliates)	27,876,265	27,876,265
Cumulative cash distributions	(63,163,321)	(56,163,321)
Cumulative net income	49,318,482	39,947,422

	14,031,426	11,660,366

Total Partners' capital	14,043,519	11,673,708

Total liabilities and Partners' capital	$14,379,978	12,126,007

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2005 and 2004
(unaudited)
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Income:
Sale of investment property (Notes 1 and 3)	$12,062,369	154,495	12,798,146	24,352,523
Recognition of deferred gain on sale of investments in land and improvements	-	434,277	-	477,783
Rental income (Note 4)	7,401	21,519	17,204	43,138
Interest income	30,012	23,227	65,565	61,146
Other income	2,036	1,250	6,799	2,950

	12,101,818	634,768	12,887,714	24,937,540

Expenses:
Cost of investment property sold	2,849,848	93,007	2,985,704	6,938,445
Professional services to Affiliates	5,071	7,923	9,111	17,285
Professional services to non- affiliates	10,649	3,813	39,724	35,783
General and administrative expenses to Affiliates	5,173	5,622	13,425	11,862
General and administrative expenses to non-affiliates	70,172	11,073	111,418	169,531
Marketing expenses to Affiliates	4,505	2,993	8,964	6,253
Marketing expenses to non- affiliates	4,377	9,685	19,936	24,993
Land operating expenses to Affiliates	-	3,872	1,032	9,972
Land operating expenses to non- affiliates	6,764	(12,500)	10,822	(4,284)

	2,956,559	125,488	3,200,136	7,209,840

Net income	$9,145,259	509,280	9,687,578	17,727,700

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and six months ended June 30, 2005 and 2004
(unaudited)
	Three months	Three months	Six months	Six months
	ended	ended	Ended	ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income (loss) allocated to:
General Partner	$(673)	(1,065)	316,518	3,168,027
Limited Partners	9,145,932	510,345	9,371,060	14,559,673

Net income	$9,145,259	509,280	9,687,578	17,727,700

Net income (loss) allocated to the one General Partner Unit	$(673)	(1,065)	316,518	3,168,027

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 32,337 for the three and six months ended June 30, 2005 and 2004	$282.83	15.78	289.79	450.25

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2005 and 2004
(unaudited)
	2005	2004
Cash flows from operating activities:
Net income	$9,687,578	17,727,700
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investment properties	(9,812,442)	(17,414,078)
Recognition of deferred gain	-	(477,783)
Changes in assets and liabilities:
Accrued interest and other receivables	87	(17,916)
Other current assets	(326)	(1,444)
Other assets	(16,839)	(170,000)
Accounts payable	(111,280)	354,700
Accrued real estate taxes	(7,224)	(34,023)
Due to Affiliates	2,664	(95)
Unearned income	-	(137,383)

Net cash used in operating activities	(257,782)	(170,322)

Cash flows from investing activities:
Proceeds from sale of investment properties	12,798,146	24,352,523
Additions to investment properties	(53,999)	(96,222)
Principal payments received	-	838,947

Net cash provided by investing activities	12,744,147	25,095,248

Cash flows from financing activities:
Distributions paid	(7,317,767)	(20,000,000)

Net cash used in financing activities	(7,317,767)	(20,000,000)

Net increase in cash and cash equivalents	5,168,598	4,924,926
Cash and cash equivalents at beginning of period	7,679,088	1,402,121

Cash and cash equivalents at end of period	$12,847,686	6,327,047

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2005

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

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On December 13, 1991, the Partnership commenced an offering of 60,000 limited partnership units or Units pursuant to a Registration under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. The offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of June 30, 2005, the Partnership had repurchased and canceled a total of 62 Units for $56,253 from various Limited Partners through the unit repurchase program.

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2005
(unaudited)

(2)  Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $5,731 and $6,792 was unpaid as of June 30, 2005 and December 31, 2004, respectively.

The General Partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. As of March 31, 2005, the Partnership had met the limit. Such fees of $1,032 and $9,972 have been incurred for the six months ended June 30, 2005 and 2004, respectively and are reported as land operating expenses to affiliates on the statement of operations, all of which was paid as of June 30, 2005.

An affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. Such costs of $8,964 and $6,253 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2005 and 2004, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. For the six months ended June 30, 2005, the Partnership incurred $33,416 of such costs. The affiliate did not take a profit on any project. Such costs are included in investment properties of which $13,310 and $9,585 was unpaid at June 30, 2005 and December 31, 2004, respectively.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

June 30, 2005 (unaudited)

(3)  Investment Properties

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 06/30/05	Recognized
1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	186,333	951,825	-	-
		(108.8960)	01/11/02

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	2,622,274	3,917,721	847,012	221,880
		(17.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030)	Var 1999
		(3.6400)	11/29/01
		(10.1600)	Var 2002
		(2.0320)	06/07/04
		(114.8134)	08/12/04
		(5.7000)	Var 2005

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	416,096	2,338,733	-	-
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99
		(60.1000)	Var 2001
		(20.1214)	11/01/04

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,207	58,373	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	449,573	1,760,464	278,266	1,477,661
		(168.1740)	09/18/03
		(8.0000)	06/21/05

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	44,331	1,451,280	-	4,069,240
		(133.0000)	04/11/05

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

June 30, 2005 (unaudited)

(3)  Investment Properties (continued)

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 06/30/05	Recognized

9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	130,045	1,202,815	-	-
		(335.9600)	04/18/03
10	Kendall	223.7470	09/16/94	$ 2,693,025	205,660	2,898,685	358,298	3,106,497	150,486	-
		(2.9770)	11/03/99
		(127.4000)	08/14/02
		(84.39)	01/09/04

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	17,466	1,446,017	-	-
		(123.000)	11/30/00

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	157,198	808,419	-	-
		(59.9050)	04/16/01
		(50.3480)	09/18/03

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	36,734	1,118,408	-	-
		(10.6430)	05/21/99
		(124.1330)	12/17/04

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	332,922	3,312,118	-	-
		(169.5400)	02/26/04

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	315,664	2,177,308	-	-
		(207.0754)	02/26/04

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	100,869	1,235,890	-	4,043,661
		(10.0000)	01/27/05
		(226.4400)	06/06/05

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

June 30, 2005 (unaudited)

(3)  Investment Properties (continued)

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 06/30/05	Recognized

18	Kendall	386.9900	11/02/95
		(386.9900)	08/31/98	934,993	126,329	1,061,322	501	1,061,823	-	-

	Total			$24,285,538	1,660,451	25,945,989	5,786,471	30,456,696	1,275,764	9,812,442

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2005
(unaudited)

(3)  Investment Properties (continued)

  Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which were sold on April 21, 1995.
  Reconciliation of real estate owned:

	June 30,	December 31,
	2005	2004

Balance at January 1,	$4,207,469	15,440,821
Additions during period	53,999	194,552
Sales during period	2,985,704	11,427,904

Balance at end of period	$1,275,764	4,207,469

(4)  Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 2005, the Partnership had farm leases of generally one year in duration, for approximately 30 acres of the approximately 56 acres owned.

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

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the six months ended June 30, 2005, we had recorded no such impairment.

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

We used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, 18 parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of June 30, 2005, we have had multiple sales transactions through which we have disposed of a building and approximately 3,246 acres, or 98%, of the 3,302 acres originally owned. As of June 30, 2005, cumulative distributions to the limited partners have totaled $63,163,321 (which exceeds the original capital) and $6,449,678 to the general partner. Through June 30, 2005, we have used $5,786,471 of working capital for rezoning and other activities and such amount is included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of June 30, 2005, we own, in whole or in part, three of our original parcels, one of which is leased to a local farmer and is generating sufficient cash flow from the farm lease to cover property taxes and insurance.

At June 30, 2005, we had cash and cash equivalents of $12,847,686, which is available to be used for our costs and liabilities, cash distributions to partners, and other activities with respect to some or all of our land parcels.

During the six months ended June 30, 2005 we have received net sales proceeds of approximately $12,798,146 from the sales of Parcels 2, 7, 8 and 17. On March 9, 2005, we paid distributions totaling $7,317,767, which includes $7,000,000 paid to the limited partners and $317,767 paid to the general partner. In addition to these sales which occurred in 2005, we anticipate additional future sales of Parcels 2, 7 and 10 in 2005, thereby completing the Partnership. However, there can be no assurance that these proposed sales will be completed or that a distribution will be made to the limited partners. Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on a majority of our land investments. Parcel 2, annexed to the village of McHenry and zoned for a business park, has two phases of improvements complete and sites are being marketed to potential buyers, of which 147 of the 167 lots were sold as of June 30, 2005. Parcels 7 and 10 have been zoned for commercial use and are being marketed. As of June 30, 2005, approximately 24 acres of Parcel 7 and 8 acres of Parcel 10 remain to be sold.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $22,536 and $29,147 for the six months ended June 30, 2005 and June 30, 2004, respectively, are included in professional services and general and administrative expenses to affiliates, of which $5,731 and $6,792 was unpaid as of June 30, 2005 and December 31, 2004, respectively.

Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost of our undeveloped parcels annually, limited to a cumulative total over our life of 2% of the parcels' original cost to us. As of March 31, 2005, we had met this limit. Such fees of $1,032 and $9,972 have been incurred for the six months ended June 30, 2005 and 2004, respectively, all of which was paid as of June 30, 2005.

An affiliate of our general partner performed sales marketing and advertising services for us and was reimbursed for direct costs. Such costs of $8,964 and $6,253 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2005 and 2004, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the six months ended June 30, 2005, the Partnership incurred $33,416 of such costs. The affiliate did not take a profit on any project. Such costs are included in investment properties, of which $13,310 and $9,585 was unpaid at June 30, 2005 and December 31, 2004, respectively.

Results of Operations

As of June 30, 2005, we owned three parcels of land consisting of approximately 56 acres. Of the 56 acres owned, approximately 30 acres are tillable and leased to a local farmer and is generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses.

Sales of investment properties of $12,798,146 and cost of investment properties sold of $2,985,704 for the six months ended June 30, 2005 are the result of the sales in of Parcels 2, 7, 8 and 17. Sales of investment properties of $24,352,523 and cost of investment properties sold of $6,938,445 for the six months ended June 30, 2004 are the result of the sales of Parcels 2, 10, 15 and 16.

Rental income was $17,204 and $43,138 for the six months ended June 30, 2005 and 2004, respectively. The decrease is due to decreases in tillable acres as a result of land sales and pre-development activity on our land investments. The decrease was partially offset by the annual increase in lease amounts from tenants.

General and administrative expenses to non-affiliates were $111,418 and $169,531 for the six months ended June 30, 2005 and 2004, respectively. The decrease in 2005 is due to a decrease in state taxes payable as a result of land sales.

Land operating expenses to affiliates were $1,032 and $9,972 for the six months ended June 30, 2005 and 2004, respectively and relate to asset management fees paid. Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost of our undeveloped parcels annually, limited to a cumulative total over our life of 2% of the parcels' original cost to us. These amounts decrease as acres are sold. As of March 31, 2005, we had met the limit on this fee.

Land operating expenses to non-affiliates were $10,822 and $(4,284) for the six months ended June 30, 2005 and 2004, respectively. These costs primarily include real estate tax expense and ground maintenance expense and insurance expense on the parcels owned. The increase in 2005 is the result of the over accrual of real estate taxes at December 31, 2003.

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

There were no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

INLAND CAPITAL FUND, L.P.

By:	Inland Real Estate Investment Corporation General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	August 11, 2005

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Vice President
Date:	August 11, 2005

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
principal financial officer
Date:	August 11, 2005