Form 10-Q
period 2005-09-30
INLAND CAPITAL FUND L P
filed 2005-11-14
CIK 878278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-21606

InLand Capital Fund, L.P.

(Exact name of registrant as specified in its charter)

Delaware	36-3767977
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

(Address of principal executive offices)(Zip Code)

630-218-8000

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes X   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ❑   No  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ❑   No  X

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

September 30, 2005 and December 31, 2004
(unaudited)

Assets

	2005	2004
Current assets:
Cash and cash equivalents	$12,871,552	7,679,088
Accrued interest and other receivables	20,887	10,242
Other current assets	5,950	7,942

Total current assets	12,898,389	7,697,272

Other assets	238,075	221,266
Investment properties and improvements (including acquisition fees paid to Affiliates of $28,475 and $191,267 at September 30, 2005 and December 31, 2004, respectively) (Notes 1, 2 and 3)	1,300,784	4,207,469

Total assets	$14,437,248	12,126,007

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2005 and December 31, 2004
(unaudited)

Liabilities and Partners' Capital

	2005	2004
Current liabilities:
Accounts payable	$306,122	419,683
Accrued real estate taxes	1,839	11,243
Due to Affiliates (Note 2)	27,681	16,377
Unearned income	4,996	4,996

Total liabilities	340,638	452,299

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative cash distributions	(6,449,678)	(6,131,911)
Cumulative net income	6,461,802	6,144,753

	12,624	13,342

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 outstanding at September 30, 2005 and December 31, 2004, (net of offering costs of $4,466,765, of which $3,488,574 was paid to Affiliates)	27,876,265	27,876,265
Cumulative cash distributions	(63,163,321)	(56,163,321)
Cumulative net income	49,371,042	39,947,422

	14,083,986	11,660,366

Total Partners' capital	14,096,610	11,673,708

Total liabilities and Partners' capital	$14,437,248	12,126,007

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2005 and 2004
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Income:
Sale of investment property (Notes 1 and 3)	$-	4,001,303	12,798,146	28,353,826
Recognition of deferred gain on sale of investments in land and improvements	-	-	-	477,783
Rental income (Note 4)	369	22,251	17,573	65,389
Interest income	93,346	422,523	158,911	483,669
Other income	900	1,450	7,699	4,400

	94,615	4,447,527	12,982,329	29,385,067

Expenses:
Cost of investment property sold	-	1,577,259	2,985,704	8,515,704
Professional services to Affiliates	6,913	3,641	16,024	20,926
Professional services to non- affiliates	2,272	4,768	41,996	40,551
General and administrative expenses to Affiliates	3,001	4,073	16,426	15,935
General and administrative expenses to non-affiliates	10,930	10,436	122,348	179,967
Marketing expenses to Affiliates	2,373	13,459	11,337	19,712
Marketing expenses to non- affiliates	6,149	8,331	26,085	33,324
Land operating expenses to Affiliates	-	3,872	1,032	13,844
Land operating expenses to non- affiliates	9,886	25,252	20,708	20,968
Bad debt expense	-	12,761	-	12,761

	41,524	1,663,852	3,241,660	8,873,692

Net income	$53,091	2,783,675	9,740,669	20,511,375

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and nine months ended September 30, 2005 and 2004
(unaudited)

	Three months	Three months	Nine months	Nine months
	Ended	ended	ended	ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net income allocated to:
General Partner	$531	3,597	317,049	3,171,624
Limited Partners	52,560	2,780,078	9,423,620	17,339,751

Net income	$53,091	2,783,675	9,740,669	20,511,375

Net income allocated to the one General Partner Unit	$531	3,597	317,049	3,171,624

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 32,337 for the three and nine months ended September 30, 2005 and 2004	$1.63	85.97	291.42	536.22

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2005 and 2004
(unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$9,740,669	20,511,375
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investment properties	(9,812,442)	(19,838,122)
Recognition of deferred gain	-	(477,783)
Bad debt expense	-	12,761
Changes in assets and liabilities:
Accrued interest and other receivables	(10,645)	(433,828)
Other current assets	1,992	2,081
Other assets	-	(293,202)
Accounts payable	(113,561)	386,774
Accrued real estate taxes	(9,404)	(39,344)
Due to Affiliates	11,304	14,548
Unearned income	(16,809)	(141,719)

Net cash used in operating activities	(208,896)	(296,459)

Cash flows from investing activities:
Additions to investment properties	(79,019)	(154,868)
Principal payments received	-	846,737
Proceeds from sale of investment properties	12,798,146	28,353,826

Net cash provided by investing activities	12,719,127	29,045,695

Cash flows from financing activities:
Distributions	(7,317,767)	(20,000,000)

Net cash used in financing activities	(7,317,767)	(20,000,000)

Net increase in cash and cash equivalents	5,192,464	8,749,236

Cash and cash equivalents at beginning of period	7,679,088	1,402,121

Cash and cash equivalents at end of period	$12,871,552	10,151,357

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2005

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

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware.  On December 13, 1991, the Partnership commenced an offering of 60,000 limited partnership units or Units pursuant to a Registration under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner.   The offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of  $500.  All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of September 30, 2005, the Partnership had repurchased and canceled a total of 62 Units for $56,253 from various Limited Partners through the unit repurchase program.

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2005
(unaudited)

(2)  Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership.  Such costs are included in professional services and general and administrative expenses to affiliates, of which $10,356 and $6,792 was unpaid as of September 30, 2005 and December 31, 2004, respectively.

The General Partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. As of March 31, 2005, the Partnership had met the limit.  Such fees of $1,032 and $13,844 have been incurred for the nine months ended September 30, 2005 and 2004, respectively and are reported as land operating expenses to affiliates on the statement of operations, all of which was paid as of September 30, 2005.

An affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. Such costs of $11,337 and $19,712 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2005 and 2004, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. For the nine months ended September 30, 2005, the Partnership incurred $64,861 of such costs. The affiliate did not take a profit on any project. Such costs are included in investment properties of which $17,325 and $9,585 was unpaid at September 30, 2005 and December 31, 2004, respectively.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

September 30, 2005 (unaudited)

(3)  Investment Properties

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 09/30/05	Recognized
1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	186,333	951,825	-	-
		(108.8960)	01/11/02

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	2,638,113	3,917,721	862,851	221,880
		(17.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030)	Var 1999
		(3.6400)	11/29/01
		(10.1600)	Var 2002
		(2.0320)	06/07/04
		(114.8134)	08/12/04
		(5.7000)	Var 2005

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	416,096	2,338,733	-	-
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99
		(60.1000)	Var 2001
		(20.1214)	11/01/04

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,207	58,373	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	457,283	1,760,464	285,976	1,477,661
		(168.1740)	09/18/03
		(8.0000)	06/21/05

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	44,331	1,451,280	-	4,069,240
		(133.0000)	04/11/05

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

September 30, 2005 (unaudited)

(3)  Investment Properties (continued)

				Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 09/30/05	Recognized

9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	130,045	1,202,815	-	-
		(335.9600)	04/18/03
10	Kendall	223.7470	09/16/94	$ 2,693,025	205,660	2,898,685	359,769	3,106,497	151,957	-
		(2.9770)	11/03/99
		(127.4000)	08/14/02
		(84.39)	01/09/04

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	17,466	1,446,017	-	-
		(123.000)	11/30/00

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	157,198	808,419	-	-
		(59.9050)	04/16/01
		(50.3480)	09/18/03

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	36,734	1,118,408	-	-
		(10.6430)	05/21/99
		(124.1330)	12/17/04

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	332,922	3,312,118	-	-
		(169.5400)	02/26/04

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	315,664	2,177,308	-	-
		(207.0754)	02/26/04

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	100,869	1,235,890	-	4,043,661
		(10.0000)	01/27/05
		(226.4400)	06/06/05

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

September 30, 2005 (unaudited)

(3)  Investment Properties (continued)

				Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 09/30/05	Recognized

18	Kendall	386.9900	11/02/95
		(386.9900)	08/31/98	934,993	126,329	1,061,322	501	1,061,823	-	-

	Total			$24,285,538	1,660,451	25,945,989	5,811,491	30,456,696	1,300,784	9,812,442

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2005
(unaudited)

(3)  Investment Properties (continued)

(a)

Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which were sold on April 21, 1995.

(b)

Reconciliation of real estate owned:

	September 30,	December 31,
	2005	2004

Balance at January 1,	$4,207,469	15,440,821
Additions during period	79,019	194,552
Sales during period	2,985,704	11,427,904

Balance at end of period	$1,300,784	4,207,469

(4)  Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 2005, the Partnership had farm leases of generally one year in duration, for approximately 30 acres of the approximately 56 acres owned.

(5) Subsequent Events

In October 2005, the Partnership paid a distribution of $10,000,000 to the Limited Partners and $1,496,000 to the General Partner.

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

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies."  A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable, cost allocation and revenue recognition.  These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain.  The purpose of the FRR is to require companies to provide investors with an understanding of how management forms these policies.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the nine months ended September 30, 2005, we had recorded no such impairment.

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

We used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, 18 parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties.  One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of September 30, 2005, we have had multiple sales transactions through which we have disposed of a building and approximately 3,246 acres, or 98%, of the 3,302 acres originally owned. As of September 30, 2005, cumulative distributions to the limited partners have totaled $63,163,321 (which exceeds the original capital) and $6,449,678 to the general partner. Through September 30, 2005, we have used $5,811,491 of working capital for rezoning and other activities and such amount is included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of September 30, 2005, we owned, in whole or in part, three of our original parcels, one of which is leased to a local farmer and is generating sufficient cash flow from the farm lease to cover property taxes and insurance.

At September 30, 2005, we had cash and cash equivalents of $12,871,552, which is available to be used for our costs and liabilities, cash distributions to partners, and other activities with respect to some or all of our land parcels.

During the nine months ended September 30, 2005 we have received net sales proceeds of approximately $12,798,146 from the sales of Parcels 2, 7, 8 and 17. On March 9, 2005, we paid distributions totaling $7,317,767, which includes $7,000,000 paid to the limited partners and $317,767 paid to the general partner.  In addition to these sales which occurred in 2005, we anticipate additional future sales of Parcels 2, 7 and 10, our only remaining s\parcels, in 2005 and 2006, thereby completing the business of the Partnership. However, there can be no assurance that these proposed sales will be completed or that a distribution will be made to the limited partners. Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on a majority of our land investments.  Parcel 2, annexed to the city of McHenry and zoned for a business park, has two phases of improvements complete and sites are being marketed to potential buyers, of which 147 of the 167 lots were sold as of September 30, 2005.  Parcels 7 and 10 have been zoned for commercial use and are being marketed. As of September 30, 2005, approximately 24 acres of Parcel 7 and 8 acres of Parcel 10 remain to be sold.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration.  Such costs of $32,450 and $36,861 for the nine months ended September 30, 2005 and September 30, 2004, respectively, are included in professional services and general and administrative expenses to affiliates, of which $10,356 and $6,792 was unpaid as of September 30, 2005 and December 31, 2004, respectively.

Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost  of our undeveloped parcels annually, limited to a cumulative total over our life of 2% of the parcels' original cost to us. As of March 31, 2005, we had met this limit.  Such fees of $1,032 and $13,844 have been incurred for the nine months ended September 30, 2005 and 2004, respectively, all of which was paid as of September 30, 2005.

An affiliate of our general partner performed sales marketing and advertising services for us and was reimbursed  for direct costs. Such costs of $11,337 and $19,712 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2005 and 2004, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the nine months ended September 30, 2005, the Partnership incurred $64,861 of such costs. The affiliate did not take a profit on any project. Such costs are included in investment properties, of which $17,325 and $9,585 was unpaid at September 30, 2005 and December 31, 2004, respectively.

Results of Operations

As of September 30, 2005, we owned three parcels of land consisting of approximately 56 acres. Of the 56 acres owned, approximately 30 acres are tillable and leased to a local farmer and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous property expenses.

Sales of investment properties of $12,798,146 and cost of investment properties sold of $2,985,704 for the nine months ended September 30, 2005 are the result of the sales in of Parcels 2, 7, 8 and 17.  Sales of investment properties of $28,353,826 and cost of investment properties sold of $8,515,704 for the nine months ended September 30, 2004 are the result of the sales of Parcels 2, 10, 15 and 16.

In January 2002, we sold approximately 108 acres of Parcel 1 on an installment basis and recorded a deferred gain.  For the nine months ended September 30, 2004, we received the balance of the principal outstanding, totaling $838,947, and recognized $477,783 of deferred gain.

Rental income was $17,573 and $65,389 for the nine months ended September 30, 2005 and 2004, respectively. The decrease is due to decreases in tillable acres as a result of land sales and pre-development activity on our land investments.  The decrease was partially offset by the annual increase in lease amounts from tenants.

General and administrative expenses to non-affiliates were $122,348 and $179,967 for the nine months ended September 30, 2005 and 2004, respectively. The decrease in 2005 is due to a decrease in state taxes payable as a result of land sales.

Land operating expenses to affiliates were $1,032 and $13,844 for the nine months ended September 30, 2005 and 2004, respectively and relate to asset management fees paid. Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost  of our undeveloped parcels annually, limited to a cumulative total over our life of 2% of the parcels' original cost to us. These amounts decrease as acres are sold. As of March 31, 2005, we had met the limit on this fee.

In April 2001, we sold approximately 60 acres of Parcel 12 on an installment basis and recorded a deferred gain. For the nine months ended September 30, 2004, we recorded bad debt expense of $12,761 relating to this receivable. As of December 31, 2004, this mortgage receivable and the related accrued interest receivable and deferred gain were written off.

Subsequent Events

In October 2005, the Partnership paid a distribution of $10,000,000 to the Limited Partners and $1,496,000 to the General Partner.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

INLAND CAPITAL FUND, L.P.

By: Its:	Inland Real Estate Investment Corporation General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and principal executive officer
Date:	November 10, 2005

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	November 10, 2005

/S/ KELLY TUCEK

By:	Kelly Tucek
Its:	Vice President and
principal financial officer
Date:	November 10, 2005