Form 10-K
period 2005-12-31
INLAND CAPITAL FUND L P
filed 2006-03-24
CIK 878278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-21606

InLand Capital Fund, L.P.

(Exact name of registrant as specified in its charter)

Delaware	36-3767977
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

(Address of principal executive offices)(Zip Code)

630-218-8000

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Units

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐      No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.

Yes  ☐      No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes X   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐         Accelerated filer  ☐          Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  X

INLAND CAPITAL FUND, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1.  Business

InLand Capital Fund, L.P. was formed on June 21, 1991 to invest in multiple parcels of land on an all-cash basis.  On December 13, 1991, we commenced an offering of 60,000 limited partnership units or units at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933.  The offering terminated on August 23, 1993, after we sold 32,399.28 units, at $1,000 per unit, resulting in $32,399,282 in gross offering proceeds, not including our general partner's capital contribution of $500.  All of the holders of these units have been admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held.  As of December 31, 2005, we have repurchased a total of 62 units for $56,253 from various limited partners through the unit repurchase program. Under this program, limited partners could, under certain circumstances, have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We purchased on an all-cash basis, 18 parcels of undeveloped land and one building and are engaged in the rezoning and resale of the parcels.  All of the investments were made in the collar counties surrounding the Chicago metropolitan area.  The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, our holding period has exceeded our original estimates. As of December 31, 2005, we have had multiple sales transactions through which we have disposed of a building and approximately 3,279 acres of the approximately 3,302 acres originally owned. We continue to market the remaining acres for sale.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

We believe we enhanced the value of our land through pre-development activities such as rezoning, annexation and land planning and have been successful in pre-development activity on several of our land investments. Our remaining parcel, Parcel 2, was annexed to the Village of McHenry and zoned for a business park. There are two phases of improvements complete and sites are being marketed to potential buyers. As of December 31, 2005, 20 lots remain to be sold.

In addition to the sales of Parcels 7, 8, 10 and 17 in 2005, we also sold 3 lots of Parcel 2.  In March 2005, we paid distributions totaling $7,317,767 which included $7,000,000 paid to the limited partners and $317,767 paid to the general partner.  In October 2005, we made an additional distribution of $11,496,000 which included $10,000,000 to the limited partners and $1,496,000 to the general partner.  In December 2005, we made an additional distribution of $6,608,600 which included $5,007,872 to the limited partners and $1,600,728 to the general partner.  Undistributed net sales proceeds will be used to cover our operations, including property upgrades.  We will evaluate our cash needs throughout the year to determine future distributions.

We had no employees during 2005.

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

Item 1(a). Risk Factors

Pre-Development Stage Land

The net proceeds of the offering were invested in pre-development stage land.  An investment in such land involves a number of potential risks, which include the following:

Dependence on Governmental Zoning and Fiscal Policies.  We will conduct rezoning and pre-development activities with respect to our land investments.  Rezoning may only be effected by appropriate city, county and/or other local authorities.  There can be no assurance that our efforts to cause these authorities to change the zoning classification(s) which apply to a given parcel of land owned by the partnership will be successful. Sometimes citizens oppose our efforts.  Moreover, these authorities may require us to spend funds to facilitate future development of the land as a condition of rezoning.  There can be no assurance that we will have sufficient funds to accomplish the required changes.

Restricted or Limited Access to Utilities and Roadways.  The value of our land will be affected by ease of access to utilities and transportation.  If public utility providers are not located in sufficient proximity to a parcel owned by the partnership, the cost of arranging for such utility access may be prohibitive to the partnership or a potential purchaser of the parcel, thereby reducing the value of the parcel. Delays and/or postponements in the construction of roads in areas by our parcels likely would adversely affect the value of our parcels.

Environmental Risks.  Federal and state environmental laws can impose substantial liability on owners of real estate without regard to fault, even when other parties are or were responsible for the environmental impairment.  Environmental liabilities could cause us to incur significant expenses, including (but not limited to) the obligation to remedy or clean up hazardous substances (such as pesticides commonly used on farmland) or other pollutants, regardless of fault.  Such liabilities could require us to dispose of a property at a loss, which could be substantial.

In addition, the value of our land is affected by the drainage pattern of such land and the surrounding area, the susceptibility of such land to flooding and the possibility that such land might be classified as "wetlands" by a government agency, thereby inhibiting or precluding development of the parcel.

Nature of Farm Leases and Limited Current Income.  With the exception of limited amounts of cash which may be generated from leasing the land as farmland or for other revenue-producing activities, pre-development land does not generate current income.  Nevertheless, we incur ongoing expenses in connection with the ownership of such land (for example, real estate taxes).  At the same time, our farm rental revenue are subject to a farm tenant's ability to pay the contracted rent, which depends on fluctuations in commodity prices, bad weather, competition from other producers, changes in government farm policy (including price supports), pests and crop diseases.

Lack of Geographic Diversification.  All of our land investments are located in the Chicago metropolitan area.  The success of the partnership will, therefore, depend to a great extent upon the rate and amount of economic growth in the Chicago metropolitan area.

Partnership-Related Risks

Risk of Installment Sale.  We may sell some land parcels on an installment basis (which means that the sale price will be received in installments during the term of the agreement).  In the event we find it necessary or desirable to provide such financing upon the resale of our parcels, a liquidation of the partnership may be delayed beyond the time of disposition of the parcels until any such loans are repaid or otherwise liquidated.  In the event of a default on an installment sale, we may be forced to reacquire a property.

No Market for Units.  Our units are subject to certain restrictions on transferability.  As a result of these restrictions, no public trading market is likely to develop for these securities, nor is one intended to develop.  Purchasers of units may not, therefore, be able to liquidate their investment in the event of an emergency, and units may not be readily acceptable as collateral for a loan.

Conflicts of Interest.   We may be subject to various conflicts of interest arising out of our relationship with our general partners and its affiliates.   If the general partner or its affiliates breach their fiduciary obligations to us, or do not resolve these conflicts of interest to our benefit, we could suffer consequences which we might not otherwise be subject to if such conflicts of interest did not exist.

Federal Income Tax Aspects

Potential Receipt of UBTI.  The incurrence of debt in connection with our pre-development and/or sales activities could cause the gain on the sale of parcels to constitute unrelated business taxable income ("UBTI") and affect limited partners that are tax-exempt entities.

Item 1(b). Unresolved Staff Comments

None

Item 2. Properties

We acquired fee ownership of the following real property investments:

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date

Parcel 1, Kendall County, Illinois	108.8960	-	07/22/92
	(108.8960		sold 01/11/02)

Parcel 2, McHenry County, Illinois	201.0000	22.8000	11/09/93
	(17.7420		sold 08/02/95)
	(8.6806		sold various 1997)
	(1.9290		sold various 1998)
	(13.5030		sold various 1999)
	(3.6400		sold 11/29/01)
	(10.1600		sold various 2002)
	(116.8454		sold various 2004)
	(5.7000		sold various 2005)

Parcel 3, Will County, Illinois	34.0474	-	03/04/94
	(34.0474		sold 02/04/99)

Parcel 4, Will County, Illinois	86.9195	-	03/30/94
	(2.3050		sold various 1997)
	(3.3600		sold various 1998)
	(1.0331		sold 08/19/99)
	(60.1000		sold various 2001)
	(20.1214		sold 11/01/04)

Parcel 5, LaSalle County, Illinois	190.9600	-	04/01/94
	(2.0600		sold 04/08/98)
	(188.9000		sold 10/07/99)

Parcel 6, DeKalb County, Illinois	59.0800	-	05/11/94
	(4.9233		sold Apr 1998)
	(54.1567		sold 07/23/98)

Parcel 7, Kendall County, Illinois	200.8210	-	07/28/94
	(168.1740		sold 09/18/03)
	(32.6470		sold various 2005)

Parcel 8, Kendall County, Illinois	133.0000	-	08/17/94
	(133.0000		sold 04/11/05)

Parcel 9, LaSalle County, Illinois	335.9600	-	08/30/94
	(335.9600		sold 04/18/03)

Parcel 10, Kendall County, Illinois	230.7860	-	09/16/94
	(7.0390		sold 04/21/95)
	(2.9770		sold 11/03/99)
	(127.4000		sold 08/14/02)
	(84.3900		sold 01/09/04)
	(8.9800		sold 12/15/05)

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date

Parcel 11, Kane County, Illinois	123.0000	-	09/26/94
	(123.0000		sold 11/30/00)

Parcel 12, Kendall County, Illinois	110.2530	-	09/28/94
	(59.9050		sold 04/16/01)
	(50.3480		sold 09/18/03)

Parcel 13, LaSalle County, Illinois	352.7390	-	10/06/94
	(10.0000		sold 07/27/98)
	(342.7390		sold 08/31/98)

Parcel 14, Kendall County, Illinois	134.7760	-	10/26/94
	(10.6430		sold 05/21/99)
	(124.1330		sold 12/17/04)

Parcel 15, McHenry County, Illinois	169.5400	-	10/31/94
	(169.5400		sold 02/26/04)

Parcel 16, McHenry County, Illinois	207.0754	-	11/30/94
	(207.0754		sold 02/26/04)

Parcel 17, LaSalle County, Illinois	236.4400	-	12/07/94
	(236.4400		sold various 2005)

Parcel 18, Kendall County, Illinois	386.9900	-	11/02/95
	(386.9900		sold 08/31/98)

The general partner anticipated that the land we acquired would produce sufficient income to pay property taxes, insurance and other miscellaneous expenses, with surplus funds, if any, to be retained in the working capital reserve for pre-development activities. Income was derived from leases to farmers or from other activities compatible with our business plan for land parcels. It was not expected that we would generate cash distributions to the partners from farm leases or other leasing activities. Through December 31, 2005, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense. However, our remaining parcel has been developed and zoned as a business park and therefore we do not receive any income on this parcel.  Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus the 15% cumulative return.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Consistent with our limited partnership agreement, there were no matters submitted to a vote of our security holders during 2005.

PART II

Item 5. Market for our Limited Partnership Units and Related Security Holder Matters

As of March 15, 2006, there were 2,572 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

For the years ended December 31, 2005 and 2004, we paid the following distributions:

Distributions to:	2005	2004

General partners	$3,414,495	4,888,109
Limited partners	22,007,872	27,330,331

Total	$25,422,367	32,218,440

Item 6. Selected Financial Data

INLAND CAPITAL FUND, L.P.
(a limited partnership)

For the years ended December 31, 2005, 2004, 2003, 2002 and 2001

(not covered by the Report of Independent Registered Public Accounting Firm)

	2005	2004	2003	2002	2001

Total assets	$1,951,152	12,126,007	17,909,721	21,039,772	22,117,537

Total income	$19,080,193	38,589,683	8,404,317	8,125,941	2,320,989

Net income	$15,354,614	26,702,695	4,791,865	5,522,385	729,463

Net income (loss) allocated to the one general partner unit	$3,413,794	4,889,586	396,565	375,864	(3,218)

Net income allocated per limited partnership unit	$369.26	674.56	135.93	159.15	22.66

Distributions per limited partnership unit from sales	$680.58	845.17	227.11	209.68	46.39

Weighted average limited partnership units	32,337	32,337	32,337	32,337	32,337

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2005, we had recorded no such impairment.

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

We used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, 18 parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties.  One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of December 31, 2005, we have had multiple sales transactions through which we have disposed of a building and approximately 3,279 acres of the 3,302 acres originally owned. As of December 31, 2005, cumulative distributions to the limited partners have totaled $78,171,193 (which exceeds the original capital) and $9,546,406 to the general partner. Through December 31, 2005, we have used $5,829,929 of working capital for rezoning and other activities and such amount is included in investment properties.

As of December 31, 2005, we own in part one of our original parcels. At December 31, 2005, we had cash and cash equivalents of $829,410, which is available to be used for our costs and liabilities, cash distributions to partners, and other activities with respect to some or all of our land parcels.

In addition to the sales of Parcels 7, 8, 10 and 17 in 2005, we also sold 5.7 acres of Parcel 2.  In March 2005, we paid distributions totaling $7,317,767 which included $7,000,000 paid to the limited partners and $317,767 paid to the general partner.  In October 2005, we made an additional distribution of $11,496,000 which included $10,000,000 to the limited partners and $1,496,000 to the general partner.  In December 2005, we made an additional distribution of $6,608,600 which included $5,007,872 to the limited partners and $1,600,728 to the general partner.  Undistributed net sales proceeds will be used to cover our operations.  We will evaluate our cash needs throughout the year to determine future distributions.

We believe we enhanced the value of our land through pre-development activities such as rezoning, annexation and land planning.  Our remaining parcel, Parcel 2, was annexed to the Village of McHenry and zoned for a business park. There are two phases of improvements complete and sites are being marketed to potential buyers. As of December 31, 2005, 20 lots remain to be sold.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration.  Such costs of $39,062, $49,752, and $49,982 for the years ended December 31, 2005, 2004 and 2003, respectively, are included in professional services and general and administrative expenses to affiliates, of which $7,686 and $6,792 was unpaid as of December 31, 2005 and 2004, respectively.

Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost  of our undeveloped parcels annually, limited to a cumulative total over our life of 2% of the parcels' original cost to us.  Such fees of $1,032, $16,913, and $31,332 have been incurred and paid for the years ended December 31, 2005, 2004 and 2003, respectively.  As of March 31, 2005, we had met the limitation on this fee.

An affiliate of our general partner performed sales marketing and advertising services for us and was reimbursed for direct costs. Such costs of $12,748, $13,546, and $13,781 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2005, 2004 and 2003, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the years ended December 31, 2005 and 2004, we incurred $84,245 and $111,621, respectively, of such costs. The affiliate did not take a profit on any project. Such costs are included in investment properties, of which $21,537 and $9,585 was unpaid at December 31, 2005 and 2004, respectively.

Results of Operations

As of December 31, 2005, we owned one parcel of land consisting of approximately 23 acres.

Sales of investment properties of $18,854,392 and the cost of investment properties sold of $3,429,636 for the year ended December 31, 2005 are the result of sales at Parcels 2, 7, 8, 10 and 17.  Sales of investment properties of $37,505,082 and the cost of investment properties sold of $11,427,904 for the year ended December 31, 2004 are the result of sales at Parcels 2, 4,10,14,15 and 16.  Sales of investment properties of $7,877,469 and cost of investment properties sold of $3,255,302 for the year ended December 31, 2003 are the result of the sales of Parcels 7, 9 and 12. The sales activity for the years ended December 31, 2005, 2004 and 2003 is the result of favorable zoning and a change in our marketing approach to target homebuilders, commercial users and land developers.

Rental income was $13,872, $83,500 and $166,615 for the years ended December 31, 2005, 2004 and 2003, respectively. These decreases are due to decreases in tillable acres as a result of land sales and pre-development activity on our land investments.  These decreases were partially offset by the annual increase in lease amounts from tenants.

Interest income was $203,180, $518,118, and $108,928 for the years ended December 31, 2005, 2004, and 2003, respectively. Interest income is primarily a result of the interest income earned on short term investments and interest income earned on our mortgage loan receivable.  The increase in interest income in 2004 is the result of the interest received on the installment sale of Parcel 1.

Tax expenses were $108,615, $218,863, and $42,773 for the years ended December 31, 2005, 2004, and 2003, respectively.  The increase in tax expenses in 2005 and 2004 is due to state taxes paid and accrued as a result of the land sales.

Marketing expenses to non-affiliates were $30,103, $58,302, and $55,609 for the years ended December 31, 2005, 2004, and 2003.  In 2003 and continuing into 2004, we changed our marketing approach to target homebuilders, industrial users and land developers through direct mailings, newspaper and trade publication advertising and an enhanced website. In 2005, marketing expenses decreased as we took advantage of our established marketing plans.

Land operating expenses to affiliates were $1,032, $16,913, and $31,332 for the years ended December 31, 2005, 2004, and 2003, respectively and relate to asset management fees paid. Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost  of our undeveloped parcels annually, limited to a cumulative total over our life of 2% of the parcels' original cost to us. These amounts decrease as acres are sold.  As of March 31, 2005, we had met the limit on this fee.

Land operating expenses to non-affiliates were $23,667, $30,481, and $90,826 for the years ended December 31, 2005, 2004, and 2003, respectively. These costs primarily include real estate tax expense and ground maintenance expense and insurance expense on the parcels owned.  These amounts decrease as acres are sold.

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

The velocity of the developer's individual home sales at Parcels 6 and 12 was slower than was originally projected and consequently, the developer's carrying costs were higher.  As a result of the slower lot sales, the net sale proceeds available to us were lower than anticipated.  As of December 31, 2003, we had recorded an allowance for doubtful accounts of $135,000 relating to the mortgage receivable and $62,289 relating to accrued interest receivable, relating to the sale of Parcel 12.  A portion of the related deferred gain for Parcel 12 of $68,829, as of December 31, 2003, was also written off against bad debt expense. We continued to monitor this transaction throughout 2004 and, based on our review of the developments’ financial situation during the fourth quarter of 2004, we did not anticipate receiving any additional proceeds on Parcel 12. As of December 31, 2004, the partnership had written off the mortgage receivable and related accrued interest receivable.

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

As a result of the affiliate’s acquisition of the LLC interests, the affiliate was successful in tracking the development project without incurring significant hard and soft costs. Parcel 1 significantly benefited from the rapid sales velocity and the increase in market demand for entitled custom home lots. The purpose of the affiliate acquiring the LLC interests was to limit the general partner’s exposure on the guarantee of the third party development loans and also to recover as much of, if not all of the outstanding principal and interest owed to the partnership. The balance of the loan of $846,737 was paid in the third quarter of 2004. In addition, we received interest of $596,841 in October 2004.

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

As a general rule, net sale proceeds will be distributed 90% to the limited partners and 10% to the general partner until the limited partners have received from net sale proceeds  (i) a return of their original capital plus (ii) a noncompounded cumulative preferred return of 15% on their invested capital. However, with respect to each parcel of land, the general partner's 10% share was subordinated until the limited partners receive a return of the original capital attributed to such parcel ("parcel capital") plus a 6% per annum noncompounded cumulative preferred return thereon.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2005, 2004 and 2003

	12/31/05	09/30/05	06/30/05	03/31/05
Total income	$6,097,864	94,615	12,101,818	785,896
Net income	5,613,945	53,091	9,145,259	542,319
Net income allocated to the limited partners	2,517,200	52,560	9,145,932	225,128
Net income per limited partnership unit, basic and diluted	77.84	1.63	282.83	6.96

	12/31/04	09/30/04	06/30/04	03/31/04
Total income	$9,204,616	4,447,527	634,768	24,302,772
Net income	6,191,320	2,783,675	509,280	17,218,420
Net income allocated to the limited partners	4,473,358	2,780,078	510,345	14,049,328
Net income per limited partnership unit, basic and diluted	138.34	85.97	15.78	434.47

	12/31/03	09/30/03	06/30/03	03/31/03
Total income	$99,618	6,760,657	1,422,348	121,694
Net income (loss)	8,225	4,639,430	167,966	(23,756)
Net income (loss) allocated to the limited partners	(388,695)	4,639,422	167,763	(22,970)
Net income (loss) per limited partnership unit, basic and diluted	(12.02)	143.47	5.19	(.71)

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

Report of Independent Registered Public Accounting Firm

To the Partners of

InLand Capital Fund, L.P.

We have audited the accompanying balance sheets of InLand Capital Fund, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2005 and 2004, and the related statements of operations, partners’ capital, and cash flows for the years then ended.  The financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements,  assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InLand Capital Fund, L.P. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Chicago, Illinois

March 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
  InLand Capital Fund, L.P.

We have audited the accompanying statements of operations, partners' capital, and cash flows of InLand Capital Fund, L.P. (a limited partnership) (the "Partnership") for the year ended December 31, 2003.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of InLand Capital Fund, L.P. for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

March 26, 2004
Chicago, Illinois

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

December 31, 2005 and 2004

Assets

	2005	2004
Current assets:
Cash and cash equivalents (Note 1)	$829,410	7,679,088
Accrued interest and other receivables	9,079	10,242
Other current assets	4,299	7,942

Total current assets	842,788	7,697,272

Other assets	233,074	221,266
Investment properties and improvements (including acquisition fees paid to Affiliates of $11,668 and $191,267 at December 31, 2005 and 2004, respectively) (Notes 3 and 4)	875,290	4,207,469

Total assets	$1,951,152	12,126,007

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2005 and 2004

Liabilities and Partners' Capital

	2005	2004
Current liabilities:
Accounts payable	$314,452	419,683
Accrued real estate taxes	1,522	11,243
Due to Affiliates (Note 3)	29,223	16,377
Unearned income	-	4,996

Total current liabilities	345,197	452,299

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative cash distributions	(9,546,406)	(6,131,911)
Cumulative net income	9,558,547	6,144,753

	12,641	13,342

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 outstanding at December 31, 2005 and 2004, (net of offering costs of $4,466,765, of which $3,488,574 was paid to Affiliates)	27,876,265	27,876,265
Cumulative cash distributions	(78,171,193)	(56,163,321)
Cumulative net income	51,888,242	39,947,422

	1,593,314	11,660,366

Total Partners' capital	1,605,955	11,673,708

Total liabilities and Partners' capital	$1,951,152	12,126,007

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Income:
Sale of investment properties and improvements	$18,854,392	37,505,082	7,877,469
Recognition of deferred gain on sale of investment properties and improvements	-	477,783	239,462
Rental income	13,872	83,500	166,615
Interest income	203,180	518,118	108,928
Other income	8,749	5,200	11,843

	19,080,193	38,589,683	8,404,317
Expenses:
Cost of investment properties sold	3,429,636	11,427,904	3,255,302
Professional services to Affiliates	17,283	30,387	30,299
Professional services to non-affiliates	50,451	41,262	32,725
General and administrative expenses to Affiliates	21,779	19,365	19,683
General and administrative expenses to non- affiliates	30,265	17,204	18,151
Tax expense	108,615	218,863	42,773
Marketing expenses to Affiliates	12,748	13,546	13,781
Marketing expenses to non-affiliates	30,103	58,302	55,609
Land operating expenses to Affiliates	1,032	16,913	31,332
Land operating expenses to non-affiliates	23,667	30,481	90,826
Bad debt expense	-	12,761	21,971

	3,725,579	11,886,988	3,612,452

Net income	$15,354,614	26,702,695	4,791,865

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Net income allocated to (Note 2):
General Partner	$3,413,794	4,889,586	396,345
Limited Partners	11,940,820	21,813,109	4,395,520

Net income	$15,354,614	26,702,695	4,791,865

Net income per the one General
Partner Unit	$3,413,794	4,889,586	396,345

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (32,337 for the years ended December 31, 2005, 2004, and 2003)	$369.26	674.56	135.93

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2005, 2004 and 2003

	General	Limited
	Partner	Partners	Total

Balance at January 31, 2003	$12,563	20,126,054	20,138,617

Distributions to Partners ($227.11 per weighted average Limited Partnership Units of 32,337) (Note 2)	(397,043)	(7,343,986)	(7,741,029)
Net income	396,345	4,395,520	4,791,865

Balance at December 31, 2003	11,865	17,177,588	17,189,453

Distributions to Partners ($845.17 per weighted average Limited Partnership Units of 32,337) (Note 2)	(4,888,109)	(27,330,331)	(32,218,440)
Net income	4,889,586	21,813,109	26,702,695

Balance at December 31, 2004	13,342	11,660,366	11,673,708

Distributions to Partners ($680.58 per weighted average Limited Partnership Units of 32,337) (Note 2)	(3,414,495)	(22,007,872)	(25,422,367)
Net income	3,413,794	11,940,820	15,354,614

Balance at December 31, 2005	$12,641	1,593,314	1,605,955

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$15,354,614	26,702,695	4,791,865
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of investment properties	(15,424,756)	(26,077,178)	(4,622,167)
Recognition of deferred gain	-	(477,783)	(239,462)
Bad debt expense	-	12,761	21,971
Changes in assets and liabilities:
Accrued interest and other receivables	1,163	174,172	(82,260)
Other current assets	3,643	(1,523)	(6,419)
Accounts payable	(105,231)	415,806	(11,254)
Accrued real estate taxes	(9,721)	(38,743)	7,113
Due to Affiliates	12,846	(7,436)	11,585
Unearned income	(4,996)	(146,439)	74,160
Other assets	(11,808)	(218,192)	-

Net cash provided by (used in) operating activities	(184,246)	338,140	(54,868)

Cash flows from investing activities:
Additions to investment properties	(97,457)	(194,552)	(412,195)
Principal payments collected on mortgage loans receivable	-	846,737	448,675
Proceeds from sale of investment properties	18,854,392	37,505,082	7,877,469

Net cash provided by investing activities	18,756,935	38,157,267	7,913,949

Cash flows from financing activities:
Distributions paid	(25,422,367)	(32,218,440)	(7,741,029)

Net cash used in financing activities	(25,422,367)	(32,218,440)	(7,741,029)

Net increase (decrease) in cash and cash equivalents	(6,849,678)	6,276,967	118,052
Cash and cash equivalents at beginning of year	7,679,088	1,402,121	1,284,069
Cash and cash equivalents at end of year	$829,410	7,679,088	1,402,121

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Supplemental schedule of noncash investing activities:

Reduction of investment properties	$3,429,636	11,427,904	3,255,302
Gain on sale of land	15,424,756	26,077,178	4,622,167

Proceeds from sale of investment properties	$18,854,392	37,505,082	7,877,469

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2005, 2004 and 2003

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware.  On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership  (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner.   The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of  $500.  All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 2005, the Partnership had repurchased and canceled a total of 62 Units for $56,253 from various Limited Partners through the Unit Repurchase Program.  Under this program, Limited Partners could under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

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

	2005		2004
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$1,951,152	6,184,700	12,126,007	16,374,580

Partners' capital:
General Partner	12,641	14,722	13,342	15,454
Limited Partners	1,593,314	1,591,461	11,660,366	11,661,699

Net income:
General Partner	3,413,794	3,413,762	4,889,586	4,890,607
Limited Partners	11,940,820	11,922,603	21,813,109	20,904,746

Net income per Limited Partnership Unit, basic and diluted	369.26	368.70	674.56	646.47

The net income per Unit is based upon the weighted average number of Units of 32,337 during 2005 and 2004.

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153: Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. It eliminates the exceptions for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Partnerhsip does not believe that the adoption of SFAS No. 153 will have a material impact on its financial statements.

Emerging Issues Task Force ("EITF") Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The Partnership does not expect that this EITF Issue will have a material effect on its financial statements.

In June 2005, the FASB issued EITF Issue No. 04-10: Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds.  The EITF provides clarification regarding SFAS No. 131: Disclosure about Segments of an Enterprise and Related Information.  The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles provided in SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in SFAS No. 131.  This should be applied for fiscal years ending after September 15, 2005.  The corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so.  Early application of the consensus is permitted.  The adoption of this consensus did not have a significant impact on the Partnerhsip’s segment disclosure.

In March 2005, the FASB issued FIN No. 47: Accounting for Conditional Asset Retirement Obligations.  This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143: Accounting for Asset Retirement Obligation, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  Thus, the timing and (or) method of settlement may be conditional on a future event.  This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  This interpretation is effective no later than the end of fiscal years ending after December 15, 2005.  The adoption of this interpretation did not have a significant impact on the Partnership’s financial statements.

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership.  Such costs are included in professional services and general and administrative expenses to Affiliates, of which $7,686 and $6,792 was unpaid as of December 31, 2005 and 2004, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership.  Such fees of $1,032, $16,913 and $31,332 have been incurred and paid for the years ended December 31, 2005, 2004 and 2003, respectively and are reported as land operating expenses to Affiliates on the statement of operations.  As of March 31, 2005, we had met the limit on this fee.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed  (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $12,748, $13,546 and $13,781 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2005, 2004 and 2003, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2005 and 2004, the Partnership incurred $84,245 and $111,621, respectively, of such costs. The Affiliate did not take a profit on any project. Such costs are included in investment properties of which $21,537 and $9,585 was unpaid at December 31, 2005 and 2004, respectively.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4)  Investment Properties

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 12/31/05	Recognized
1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	186,333	951,825	-	-
		(108.8960)	01/11/02

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	2,650,552	3,917,721	875,290	221,880
		(17.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030)	Var 1999
		(3.6400)	11/29/01
		(10.1600)	Var 2002
		(2.0320)	06/07/04
		(114.8134)	08/12/04
		(5.7000)	Var 2005

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	416,096	2,338,733	-	-
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99
		(60.1000)	Var 2001
		(20.1214)	11/01/04

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,207	58,373	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	460,282	2,049,439	-	5,683,347
		(168.1740)	09/18/03
		(32.6470)	Var 2005

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	44,331	1,451,280	-	4,069,240
		(133.0000)	04/11/05

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4)  Investment Properties (continued)

				Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 12/31/05	Recognized
9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	130,045	1,202,815	-	-
		(335.9600)	04/18/03

10	Kendall	223.7470	09/16/94	$ 2,693,025	205,660	2,898,685	362,769	3,261,454	-	1,406,628
		(2.9770)	11/03/99
		(127.4000)	08/14/02
		(84.39)	01/09/04
		(8.98)	12/15/05

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	17,466	1,446,017	-	-
		(123.000)	11/30/00

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	157,198	808,419	-	-
		(59.9050)	04/16/01
		(50.3480)	09/18/03

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	36,734	1,118,408	-	-
		(10.6430)	05/21/99
		(124.1330)	12/17/04

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	332,922	3,312,118	-	-
		(169.5400)	02/26/04

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	315,664	2,177,308	-	-
		(207.0754)	02/26/04

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	100,869	1,235,890	-	4,043,661
		(236.4400)	Var 2005

18	Kendall	386.9900	11/02/95
		(386.9900)	08/31/98	934,993	126,329	1,061,322	501	1,061,823	-	-
	Total			$24,285,538	1,660,451	25,945,989	5,829,929	30,900,628	875,290	15,424,756

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4)  Investment Properties (continued)

(a)

Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which were sold on April 21, 1995.

(b)

The aggregate cost of real estate owned at December 31, 2005 for Federal income tax purposes was approximately $900,000(unaudited).

(c)

Reconciliation of real estate owned:

	2005	2004

Balance at January 1,	$4,207,469	15,440,821
Additions during year	97,457	194,552
Sales during year	(3,429,636)	(11,427,904)

Balance at December 31,	$875,290	4,207,469

(5)  Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2005, the Partnership did not have a farm lease for the remaining 23 acres owned.

(6) Mortgage Loans Receivable

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

The velocity of the developer's individual home sales at Parcels 6 and 12 was slower than was originally projected and consequently, the developer's carrying costs were higher.  As a result of the development's financial difficulties, the net sale proceeds available to the Partnership were lower than projected.  As of December 31, 2003, the Partnership had recorded allowances for doubtful accounts of $135,000 relating to the mortgage receivable and $62,289 relating to accrued interest receivable, relating to the sale of Parcel 12.  A portion of the related deferred gain for Parcel 12 of $68,829, as of December 31, 2003, was also written off against bad debt expense. The General Partner continued to monitor this transaction throughout 2004 and, based on its review of the developments’ financial situation during the fourth quarter of 2004, it did not anticipate receiving any additional proceeds on Parcel 12.  As of December 31, 2004, the partnership had written off the mortgage receivable and related accrued interest receivable.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2005.

Item 9(a). Controls and Procedures

Our general partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There were no significant changes in our internal controls over financial reporting during the fourth quarter of 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to us are as follows. Ages are listed as of January 1, 2006.

Functional Title

Daniel L. Goodwin	Director
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman
Brenda G. Gujral	Director, President and principal executive officer of the Partnership
Catherine L. Lynch	Treasurer
Roberta S. Matlin	Director, Senior Vice President-Investments
Guadalupe Griffin	Vice President-Asset Management
Kelly Tucek	Vice President-Partnership Accounting and principal financial officer of the Partnership
Gary E. Pechter	Senior Vice President, The Inland Group, Counsel to the Partnership

DANIEL L. GOODWIN (age 62) has been with Inland since 1968 and is a founding and controlling stockholder of, and the chairman of the board and chief executive officer of, The Inland Group. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin is the chairman of the board of Inland Real Estate Corporation, chairman of the board and chief executive officer of Inland Mortgage Investment Corporation and chairman of the board and chief executive officer of Inland Bancorp Holding Company, a bank holding company. Mr. Goodwin also serves on the management committee of Inland Real Estate Corporation.

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

ROBERT H. BAUM (age 62) has been with Inland since 1968 and is one of the founding stockholders. Mr. Baum is vice chairman and executive vice president and general counsel of The Inland Group. In his capacity as general counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He is also a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Inland Bancorp Holding Company and of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that exists to improve the quality of life for people whose lives have been affected by cancer and its treatment by providing psychosocial and educational support for cancer patients, their families and friends.

ROBERT D. PARKS  (age 62) has been with Inland since 1968 and is one of the founding stockholders. He also is chairman of Inland Real Estate Investment Corporation, director of Inland Securities Corporation and a director of Inland Investment Advisors, Inc.  Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation and serves on its management committee.  He is also chairman and an affiliated director of Inland Western Retail Real Estate Trust, Inc. He is chairman and an affiliated director of Inland American Real Estate Trust, Inc. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

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

BRENDA G. GUJRAL (age 63) is president, chief operating officer and a director of Inland Real Estate Investment Corporation (IREIC). She is also president, chief operating officer and a director of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is also a director of Inland Investment Advisors, Inc., an investment advisor. She is also Chief Executive Officer and an affiliated director of Inland Western Retail Real Estate Trust, Inc., chairman of the board of Inland Real Estate Exchange Corporation and President and chief operating officer and an affiliated director of Inland American Retail Real Estate Trust, Inc.

Mrs. Gujral has overall responsibility for the operations of IREIC, including the distribution of checks to over 70,000 investors, review of periodic communications to those investors, the filing of quarterly and annual reports for Inland’s publicly registered investment programs with the Securities and Exchange Commission, compliance with other SEC and NASD securities regulations both for IREIC and ISC, review of asset management activities, and marketing and communications with the independent broker/dealer firms selling Inland’s current and prior programs.  Mrs. Gujral works with internal and outside legal counsel in structuring and registering the prospectuses for IREIC’s investment programs and in connection with the preparation of its offering documents and registering the related securities with the Securities and Exchange Commission and state securities commissions.

Mrs. Gujral has been with the Inland organization for more than 20 years, becoming an officer in 1982. Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

She is a graduate of California State University.  She holds Series 7, 22, 39 and 63 licenses withthe NASD.  Mrs. Gujral is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the National Association for Female Executives.

CATHERINE L. LYNCH (age 47) joined Inland in 1989 and is the treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the corporate accounting department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG LLP since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

ROBERTA S. MATLIN (age 61) joined Inland Real Estate Investment Corporation (IREIC) in 1984 as director of investor administration and currently serves as senior vice president of IREIC, directing the day-to-day internal operations.  Ms. Matlin is a director of IREIC and president of Inland Investment Advisors, Inc., and Intervest Southern Real Estate Corporation, and a director and vice president of Inland Securities Corporation. She is the president of Inland American Advisory Services, Inc. Since 2003, she has been vice president of administration of Inland Western Retail Real Estate Trust, Inc., and since 2004, vice president of administration of Inland American Real Estate Trust, Inc.  She was vice president of administration of Inland Real Corporation from 1995 until 2000 and of Inland Retail Real Estate Trust, Inc from 1998 until 2004. From June 2001 until April 2004, she was a trustee and executive vice president of Inland Mutual Fund Trust. Prior to joining Inland, she worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services.  Ms. Matlin is a graduate of the University of Illinois. She holds Series 7, 22, 24, 39, 63 and 65 licenses with the National Association of Securities Dealers.

GUADALUPE GRIFFIN (age 41) joined Inland in 1994. Ms. Griffin serves as vice president of Inland Real Estate Investment Corporation and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for the asset management and day-to-day operations of the public and private partnerships which include the development of operating and disposition strategies for the partnerships and investor communications. Prior to joining Inland, Ms. Griffin was employed by the University of Illinois at Chicago Center for Urban Educational Research and Development as Assistant to the Director of the Nation of Tomorrow Program; a privately funded multi-million dollar program, which provided educational and empowerment services to youths and their families in four inner-city schools. Ms. Griffin holds an Illinois Real Estate Sales License.

KELLY TUCEK (age 43) joined Inland in 1989 and is a vice president of Inland Real Estate Investment Corporation and beginning in 2006, vice president, controller of Inland Western Retail Real Estate Advisory Services, Inc.  As of August 1996, Ms. Tucek is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

GARY E. PECHTER (age 54) joined Inland in 1985 and is a Senior Vice President and Assistant General Counsel of The Inland Real Estate Group, Inc., and a member of the Audit Committee for all public partnerships sponsored by IREIC. In his capacity as their counsel, Mr. Pechter has been admitted to practice law in the State of Illinois and the federal district court.  He is also a licensed real estate broker. Mr. Pechter received his undergraduate degree from the University of Illinois and his law degree from John Marshall Law School.

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

Our general partner and its affiliates may be reimbursed for its expenses or out-of-pocket costs relating to our administration. As of December 31, 2005, such costs were $39,062, of which $7,686 was unpaid.

Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost  of our undeveloped land annually, limited to a cumulative total over our life of 2% of the land's original cost to us. For the year ended December 31, 2005, we incurred $1,032 in asset management fees, all of which was paid.  As of March 31, 2005, we had met the limit on this fee.

An affiliate of our general partner performed sales marketing and advertising services for us and was reimbursed  (as set forth under terms of the partnership agreement) for direct costs.  For the year ended December 31, 2005, such costs were $12,748 all of which was paid.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed  (as set forth under terms of the partnership agreement) for salaries and direct costs. For the year ended December 31, 2005, we incurred $84,245 of such costs, of which $21,537 was unpaid, and are included in investment properties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)

No person or group is known by us to own beneficially more than 5% of the outstanding units of our partnership.

(b)

The officers and directors of the general partner of our partnership own as a group the following units of our partnership as of December 31, 2005:

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

Item 14:  Principal Accountant Fees and Services

Fees.  Aggregate fees for professional services rendered by our independent registered public accounting firm were as follows:

	Years ended December 31,
	2005	2004

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$27,768	31,900
Tax fees for professional services rendered for tax return preparation and review of our K-1s.	6,000	6,090

Total fees	$33,768	37,990

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

The financial statements listed in the index at page 16 of this annual report are filed as part of this annual report.

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

(d)

Reports on Form 8-K.

None.

No annual report or proxy material for the year 2005 has been sent to our limited partners.  An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

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