Form 10-Q
period 2006-06-30
INLAND CAPITAL FUND L P
filed 2006-07-25
CIK 878278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-21606

InLand Capital Fund, L.P.

(Exact name of registrant as specified in its charter)

Delaware	36-3767977
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes ❑   No  X

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

June 30, 2006 and December 31, 2005
(unaudited)

Assets

	2006	2005
Current assets:
Cash and cash equivalents	$875,651	829,410
Accrued interest and other receivables	738	9,079
Other current assets	4,176	4,299

Total current assets	880,565	842,788

Other assets	233,074	233,074
Investment properties and improvements (including acquisition fees paid to Affiliates of $9,918 and $11,668 at June 30, 2006 and December 31, 2005) (Note 3)	769,157	875,290

Total assets	$1,882,796	1,951,152

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2006 and December 31, 2005
(unaudited)

Liabilities and Partners' Capital

	2006	2005
Current liabilities:
Accounts payable	$232,500	314,452
Accrued real estate taxes	1,747	1,522
Due to Affiliates (Note 2)	12,375	29,223

Total liabilities	246,622	345,197

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative cash distributions	(9,546,406)	(9,546,406)
Cumulative net income	9,557,591	9,558,547

	11,685	12,641

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 outstanding at June 30, 2006 and December 31, 2005 (net of offering costs of $4,466,765, of which $3,488,574 was paid to Affiliates)	27,876,265	27,876,265
Cumulative cash distributions	(78,171,193)	(78,171,193)
Cumulative net income	51,919,417	51,888,242

	1,624,489	1,593,314

Total Partners' capital	1,636,174	1,605,955

Total liabilities and Partners' capital	$1,882,796	1,951,152

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2006 and 2005
(unaudited)

	Three months	Three months	Six months	Six months
	Ended	ended	Ended	ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Income:
Sale of investment property (Notes 1 and 3)	$260,805	12,062,369	260,805	12,798,146
Rental income (Note 4)	-	7,401	-	17,204
Interest income	6,033	30,012	11,436	65,565
Other income	700	2,036	6,155	6,799

	267,538	12,101,818	278,396	12,887,714

Expenses:
Cost of investment property sold	134,998	2,849,848	134,998	2,985,704
Professional services to Affiliates	1,186	5,071	4,180	9,111
Professional services to non- affiliates	7,291	10,649	32,357	39,724
General and administrative expenses to Affiliates	3,715	5,173	5,675	13,425
General and administrative expenses to non-affiliates	7,879	70,172	55,585	111,418
Marketing expenses to Affiliates	1,018	4,505	7,958	8,964
Marketing expenses to non- affiliates	-	4,377	1,797	19,936
Land operating expenses to Affiliates	-	-	-	1,032
Land operating expenses to non- affiliates	3,745	6,764	5,627	10,822

	159,832	2,956,559	248,177	3,200,136

Net income	$107,706	9,145,259	30,219	9,687,578

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2006 and 2005
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net income (loss) allocated to:
General Partner	$(181)	(673)	(956)	316,518
Limited Partners	107,887	9,145,932	31,175	9,371,060

Net income	$107,706	9,145,259	30,219	9,687,578

Net income (loss) allocated to the one General Partner Unit	$(181)	(673)	(956)	316,518

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 32,337 for the three and six months ended June 30, 2006 and 2005	$3.34	282.83	.96	289.79

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2006 and 2005
(unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$30,219	9,687,578
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investment properties	(125,807)	(9,812,442)
Changes in assets and liabilities:
Accrued interest and other receivables	8,341	87
Other current assets	123	(326)
Other assets	-	(16,839)
Accounts payable	(81,952)	(111,280)
Accrued real estate taxes	225	(7,224)
Due to Affiliates	(16,848)	2,664

Net cash used in operating activities	(185,699)	(257,782)

Cash flows from investing activities:
Proceeds from sale of investment properties	260,805	12,798,146
Additions to investment properties	(28,865)	(53,999)

Net cash provided by investing activities	231,940	12,744,147

Cash flows from financing activities:
Distributions paid	-	(7,317,767)

Net cash used in financing activities	-	(7,317,767)

Net increase in cash and cash equivalents	46,241	5,168,598
Cash and cash equivalents at beginning of period	829,410	7,679,088

Cash and cash equivalents at end of period	$875,651	12,847,686

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2006

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

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware.  On December 13, 1991, the Partnership commenced an offering of 60,000 limited partnership units or Units pursuant to a registered offering under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner.   The offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500.  All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of June 30, 2006, the Partnership has repurchased and canceled a total of 62 Units for $56,253 from various Limited Partners through the unit repurchase program.

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(unaudited)

(2)  Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership.  Such costs are included in professional services and general and administrative expenses to affiliates, of which $4,250 and $7,686 was unpaid as of June 30, 2006 and December 31, 2005, respectively.

The General Partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. As of March 31, 2005, the Partnership had met the limit.  Such fees of $0 and $1,032 have been incurred for the six months ended June 30, 2006 and June 30, 2005, respectively and are reported as land operating expenses to affiliates on the statement of operations, all of which was paid as of June 30, 2006 and December 31, 2005.

An affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. Such costs of $7,958 and $8,964 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2006 and 2005, respectively, of which $800 and $0 was unpaid as of June 30, 2006 and December 31, 2005.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. For the six months ended June 30, 2006, the Partnership incurred $19,333 of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties of which $7,325 and $21,537 was unpaid at June 30, 2006 and December 31, 2005, respectively.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

June 30, 2006(unaudited)

(3)  Investment Properties

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 06/30/06	Recognized
1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	186,333	951,825	-	-
		(108.8960)	01/11/02

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	2,679,417	4,052,719	769,157	125,807
		(17.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030)	Var 1999
		(3.6400)	11/29/01
		(10.1600)	Var 2002
		(2.0320)	06/07/04
		(114.8134)	08/12/04
		(5.7000)	Var 2005
		(4.0500)	06/11/2006

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	416,096	2,338,733	-	-
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99
		(60.1000)	Var 2001
		(20.1214)	11/01/04

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,207	58,373	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	460,282	2,049,439	-	-
		(168.1740)	09/18/03
		(32.6470)	Var 2005

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	44,331	1,451,280	-	-
		(133.0000)	04/11/05

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investment Properties (continued)

				Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 06/30/06	Recognized
9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	130,045	1,202,815	-	-
		(335.9600)	04/18/03

10	Kendall	223.7470	09/16/94	$ 2,693,025	205,660	2,898,685	362,769	3,261,454	-	-
		(2.9770)	11/03/99
		(127.4000)	08/14/02
		(84.39)	01/09/04
		(8.98)	12/15/05

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	17,466	1,446,017	-	-
		(123.000)	11/30/00

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	157,198	808,419	-	-
		(59.9050)	04/16/01
		(50.3480)	09/18/03

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	36,734	1,118,408	-	-
		(10.6430)	05/21/99
		(124.1330)	12/17/04

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	332,922	3,312,118	-	-
		(169.5400)	02/26/04

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	315,664	2,177,308	-	-
		(207.0754)	02/26/04

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	100,869	1,235,890	-	-
		(236.4400)	Var 2005

18	Kendall	386.9900	11/02/95
		(386.9900)	08/31/98	934,993	126,329	1,061,322	501	1,061,823	-	-
	Total			$24,285,538	1,660,451	25,945,989	5,858,794	31,035,626	769,157	125,807

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2006
(unaudited)

(3)  Investment Properties (continued)

(a)

Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which were sold on April 21, 1995.

(b)

Reconciliation of real estate owned:

	June 30,	December 31,
	2006	2005

Balance at January 1,	$875,290	4,207,469
Additions during period	28,865	97,457
Sales during period	(134,998)	(3,429,636)

Balance at end of period	$769,157	875,290

(4)  Farm Rental Income

The Partnership determined that all prior leases relating to the farm parcels were operating leases. Accordingly, rental income was reported when earned.

As of June 30, 2006, the Partnership did not have a farm lease for the remaining 19 acres owned.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the six months ended June 30, 2006, we had recorded no such impairment.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of June 30, 2006, we have not classified any properties as held for sale.

Liquidity and Capital Resources

On December 13, 1991, we commenced an offering of 60,000 limited partnership units or units at $1,000 per unit, pursuant to a registered offering on Form S-11 under the Securities Act of 1933. The offering terminated on August 23, 1993, after we had sold 32,399.28 units, at $1,000 per unit, resulting in $32,399,282 in gross offering proceeds, not including our general partner's capital contribution of $500. All of the holders of these units have been admitted to our partnership.  Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held.

We used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, 18 parcels of land and one building. These investments included the payment of the purchase price, acquisition fees and acquisition costs of such properties.  One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of June 30, 2006, we have had multiple sales transactions through which we have disposed of a building and approximately 3,283 acres, or 99%, of the 3,302 acres originally owned. As of June 30, 2006, cumulative distributions have totaled $78,171,193 to the limited partners (which exceeds the original capital) and $9,546,406 to the general partner. Through June 30, 2006, we have used $5,858,794 of working capital for rezoning and other activities and such amount is included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of June 30, 2006, we own, in part, one of our original parcels.

At June 30, 2006, we had cash and cash equivalents of $875,651, which is available to be used for our costs and liabilities, cash distributions to partners, and other activities with respect to our remaining land parcel.  Undistributed net sales proceeds will be used to fund our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions.

We believe we enhanced the value of our land through pre-development activities such as rezoning, annexation and land planning.  Our remaining parcel, Parcel 2, was annexed to the village of McHenry and zoned for a business park.  There are two phases of improvements complete and sites are being marketed to potential buyers.  As of June 30, 2006, 17 lots remain to be sold.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration.  Such costs of $9,855 and $22,536 for the six months ended June 30, 2006 and June 30, 2005, respectively, are included in professional services and general and administrative expenses to affiliates, of which $4,250 and $7,686 was unpaid as of June 30, 2006 and December 31, 2005, respectively.

Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost  of our undeveloped parcels annually, limited to a cumulative total over the life of the partnership of 2% of the parcels' original cost to us. As of March 31, 2005, we had met this limit.  Such fees of $0 and $1,032 have been incurred for the six months ended June 30, 2006 and June 30, 2005, respectively, all of which was paid as of June 30, 2006 and December 31, 2005.

An affiliate of our general partner performed sales marketing and advertising services for us and was reimbursed for direct costs. Such costs of $7,958 and $8,964 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2006 and June 30, 2005, respectively, of which $800 and $0 was unpaid as of June 30, 2006 and December 31, 2005, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the six months ended June 30, 2006, the Partnership incurred $19,333 of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $7,325 and $21,537 was unpaid at June 30, 2006 and December 31, 2005, respectively.

Results of Operations

As of June 30, 2006, we owned one parcel of land consisting of approximately 19 acres.

Sales of investment properties of $260,805 and cost of investment properties sold of $134,998 for the six months ended June 30, 2006 are the result of lot sales of Parcel 2.  Sales of investment properties of $12,798,146 and cost of investment properties sold of $2,985,704 for the six months ended June 30, 2005 are the result of the sales of Parcels 2, 7, 8 and 17. The sales activity is the result of favorable zoning and a change in our marketing approach to target homebuilders, commercial users and land developers.

Rental income was $0 and $17,204 for the six months ended June 30, 2006 and June 30, 2005, respectively. The decrease is due to decreases in tillable acres as a result of land sales and pre-development activity on our land investments.  As of June 30, 2006, we do not have a farm lease for the remaining 19 acres owned.

Professional services to non-affiliates were $32,357 and $39,724 for the six months ended June 30, 2006 and June 30, 2005, respectively.  This decrease was due to a decrease in accounting and legal fees.

General and administrative expenses to affiliates were $5,675 and $13,425 for the six months ended June 30, 2006 and June 30, 2005, respectively. The decrease in 2006 is due to a decrease in postage expense. General and administrative expenses to non-affiliates were $55,585 and $111,418 for the six months ended June 30, 2006 and June 30, 2005, respectively. The decrease in 2006 is due to a decrease in state taxes payable as a result of the decrease in land sales.

Land operating expenses to affiliates were $0 and $1,032 for the six months ended June 30, 2006 and June 30, 2005, respectively and relate to asset management fees paid. Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost  of our undeveloped parcels annually, limited to a cumulative total over the life of the partnership of 2% of the parcels' original cost to us. These amounts decrease as acres are sold. As of March 31, 2005, we had met the limit on this fee.

Land operating expenses to non-affiliates were $5,627 and $10,822 for the six months ended June 30, 2006 and June 30, 2005, respectively. These costs primarily include real estate tax expense and ground maintenance expense and insurance expense on the parcels owned.  The decrease in 2006 is the result of the decrease in acres owned as a result of the land sales.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Our general partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INLAND CAPITAL FUND, L.P.

By:	Inland Real Estate Investment Corporation General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President and principal executive officer
Date:	July 24, 2006

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Vice President
Date:	July 24, 2006

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
principal financial officer
Date:	July 24, 2006