Form 10-K
period 2006-12-31
INLAND CAPITAL FUND L P
filed 2007-03-22
CIK 878278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-21606

InLand Capital Fund, L.P.

(Exact name of registrant as specified in its charter)

Delaware	36-3767977
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes ☐  No  X

INLAND CAPITAL FUND, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1.  Business

InLand Capital Fund, L.P. was formed on June 21, 1991 to invest in multiple parcels of land on an all-cash basis.  On December 13, 1991, we commenced an offering of 60,000 limited partnership units or units at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933.  The offering terminated on August 23, 1993, after we sold 32,399.28 units, at $1,000 per unit, resulting in $32,399,282 in gross offering proceeds, not including our general partner's capital contribution of $500.  All of the holders of these units have been admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held.  As of December 31, 2006, we have repurchased a total of 62 units for $56,253 from various limited partners through the unit repurchase program. Under this program, limited partners could, under certain circumstances, have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We purchased on an all-cash basis, 18 parcels of undeveloped land and one building and are engaged in the rezoning and resale of the parcels.  All of the investments were made in the collar counties surrounding the Chicago metropolitan area.  The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, our holding period has exceeded our original estimates. As of December 31, 2006, we have had multiple sales transactions through which we have disposed of a building and approximately 3,283 acres of the approximately 3,302 acres originally owned. We continue to market the remaining acres for sale.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

We believe we enhanced the value of our land through pre-development activities such as rezoning, annexation and land planning and have been successful in pre-development activity on several of our land investments. Our remaining parcel, Parcel 2, was annexed to the Village of McHenry and zoned for a business park. There are two phases of improvements complete and sites are being marketed to potential buyers. As of December 31, 2006, 17 lots remain to be sold.

In 2006, we sold 3 lots of Parcel 2.  Undistributed net sales proceeds will be used to cover our operations, including property upgrades.  We will evaluate our cash needs throughout the year to determine future distributions.

We had no employees during 2006.

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

We make available, free of charge, by responding to requests addressed to our director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC.

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

Nature of Farm Leases and Limited Current Income.  With the exception of limited amounts of cash which may be generated from leasing the land as farmland or for other revenue-producing activities, pre-development land does not generate current income.  Nevertheless, we incur ongoing expenses in connection with the ownership of such land (for example, real estate taxes).  At the same time, our farm rental revenue is subject to a farm tenant's ability to pay the contracted rent, which depends on fluctuations in commodity prices, bad weather, competition from other producers, changes in government farm policy (including price supports), pests and crop diseases.  As of December 31, 2006, the Partnership did not have a farm lease for the remaining 19 acres owned.

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

Item 1(b). Unresolved Staff Comments

None

Item 2. Properties

We acquired fee ownership of the following real property investments:

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date
Parcel 1, Kendall County, Illinois	108.8960	-	07/22/92
	(108.8960		sold 01/11/02)

Parcel 2, McHenry County, Illinois	201.0000	19.3800	11/09/93
	(17.7420		sold 08/02/95)
	(8.6806		sold various 1997)
	(1.9290		sold various 1998)
	(13.5030		sold various 1999)
	(3.6400		sold 11/29/01)
	(10.1600		sold various 2002)
	(116.8454		sold various 2004)
	(5.7000		sold various 2005)
	(3.4200		sold 06/11/06)

Parcel 3, Will County, Illinois	34.0474	-	03/04/94
	(34.0474		sold 02/04/99)

Parcel 4, Will County, Illinois	86.9195	-	03/30/94
	(2.3050		sold various 1997)
	(3.3600		sold various 1998)
	(1.0331		sold 08/19/99)
	(60.1000		sold various 2001)
	(20.1214		sold 11/01/04)

Parcel 5, LaSalle County, Illinois	190.9600	-	04/01/94
	(2.0600		sold 04/08/98)
	(188.9000		sold 10/07/99)

Parcel 6, DeKalb County, Illinois	59.0800	-	05/11/94
	(4.9233		sold Apr 1998)
	(54.1567		sold 07/23/98)

Parcel 7, Kendall County, Illinois	200.8210	-	07/28/94
	(168.1740		sold 09/18/03)
	(32.6470		sold various 2005)

Parcel 8, Kendall County, Illinois	133.0000	-	08/17/94
	(133.0000		sold 04/11/05)

Parcel 9, LaSalle County, Illinois	335.9600	-	08/30/94
	(335.9600		sold 04/18/03)

Parcel 10, Kendall County, Illinois	230.7860	-	09/16/94
	(7.0390		sold 04/21/95)
	(2.9770		sold 11/03/99)
	(127.4000		sold 08/14/02)
	(84.3900		sold 01/09/04)
	(8.9800		sold 12/15/05)

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date

Parcel 11, Kane County, Illinois	123.0000	-	09/26/94
	(123.0000		sold 11/30/00)

Parcel 12, Kendall County, Illinois	110.2530	-	09/28/94
	(59.9050		sold 04/16/01)
	(50.3480		sold 09/18/03)

Parcel 13, LaSalle County, Illinois	352.7390	-	10/06/94
	(10.0000		sold 07/27/98)
	(342.7390		sold 08/31/98)

Parcel 14, Kendall County, Illinois	134.7760	-	10/26/94
	(10.6430		sold 05/21/99)
	(124.1330		sold 12/17/04)

Parcel 15, McHenry County, Illinois	169.5400	-	10/31/94
	(169.5400		sold 02/26/04)

Parcel 16, McHenry County, Illinois	207.0754	-	11/30/94
	(207.0754		sold 02/26/04)

Parcel 17, LaSalle County, Illinois	236.4400	-	12/07/94
	(236.4400		sold various 2005)

Parcel 18, Kendall County, Illinois	386.9900	-	11/02/95
	(386.9900		sold 08/31/98)

The general partner anticipated that the land we acquired would produce sufficient income to pay property taxes, insurance and other miscellaneous expenses, with surplus funds, if any, to be retained in the working capital reserve for pre-development activities. Income was derived from leases to farmers or from other activities compatible with our business plan for land parcels. It was not expected that we would generate cash distributions to the partners from farm leases or other leasing activities. Through December 31, 2006, we have earned total revenue from leasing our land or other revenue producing activities to cover real estate taxes and insurance expense. However, our remaining parcel has been developed and zoned as a business park and therefore we do not receive any rental income on this parcel.  Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus the 15% cumulative return.  As of December 31, 2006, the general partner has not made any supplemental capital contributions.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during 2006.

PART II

Item 5. Market for our Limited Partnership Units and Related Security Holder Matters

As of February 24, 2007, there were 2,575 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

For the years ended December 31, 2006 and 2005, we paid the following distributions:

Distributions to:	2006	2005

General partners	$-	3,414,495
Limited partners	-	22,007,872

Total	$-	25,422,367

Item 6. Selected Financial Data

INLAND CAPITAL FUND, L.P.
(a limited partnership)

For the years ended December 31, 2006, 2005, 2004, 2003 and 2002

(not covered by the Report of Independent Registered Public Accounting Firm)

	2006	2005	2004	2003	2002

Total assets	$1,925,692	1,951,152	12,126,007	17,909,721	21,039,772

Total income	$382,476	19,080,193	38,589,683	8,404,317	8,125,941

Net income	$72,309	15,354,614	26,702,695	4,791,865	5,522,385

Net income (loss) allocated to the one general partner unit	$(535)	3,413,794	4,889,586	396,565	375,864

Net income allocated per limited partnership unit	$2.25	369.26	674.56	135.93	159.15

Distributions per limited partnership unit from sales	$-	680.58	845.17	227.11	209.68

Weighted average limited partnership units	32,337	32,337	32,337	32,337	32,337

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

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things; adverse changes in real estate, financing and general economic or local conditions; eminent domain proceedings; changes in the environmental conditions or changes in the environmental positions of governmental bodies; and potential conflicts of interest between us and our affiliates, including our general partner.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2006, we had recorded no such impairment.

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

We used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, 18 parcels of land and one building. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties.  One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of December 31, 2006, we have had multiple sales transactions through which we have disposed of a building and approximately 3,283 acres of the 3,302 acres originally owned. As of December 31, 2006, cumulative distributions to the limited partners have totaled $78,171,193 (which exceeds the original capital) and $9,546,406 to the general partner. Through December 31, 2006, we have used $5,867,262 of working capital for rezoning and other activities and such amount is included in investment properties.

As of December 31, 2006, we own in part one of our original parcels. At December 31, 2006, we had cash and cash equivalents of $910,350, which is available to be used for our costs and liabilities, cash distributions to partners, and other activities with respect to some or all of our land parcels.

In 2006, we sold 3.42 acres of Parcel 2.  Undistributed net sales proceeds will be used to cover our operations.  We will evaluate our cash needs throughout the year to determine future distributions.

We believe we enhanced the value of our land through pre-development activities such as rezoning, annexation and land planning.  Our remaining parcel, Parcel 2, was annexed to the Village of McHenry and zoned for a business park. There are two phases of improvements complete and sites are being marketed to potential buyers. As of December 31, 2006, 17 lots remain to be sold.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration.  Such costs of $30,244, $43,569 and $49,752 for the years ended December 31, 2006, 2005 and 2004, respectively, are included in professional services and general and administrative expenses to affiliates, of which $3,358 and $7,686 was unpaid as of December 31, 2006 and 2005, respectively.

Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost  of our undeveloped parcels annually, limited to a cumulative total over our life of 2% of the parcels' original cost to us.  Such fees of $1,032 and $16,913 have been incurred and paid for the years ended December 31, 2005 and 2004, respectively.  As of March 31, 2005, we had met the limitation on this fee.

An affiliate of our general partner performed sales marketing and advertising services for us and was reimbursed for direct costs. Such costs of $8,218, $12,748, and $13,546 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2006, 2005, and 2004, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the years ended December 31, 2006 and 2005, we incurred $15,008 and $84,245, respectively, of such costs. The affiliate did not take a profit on any project. Such costs are included in investment properties, of which $3,000 and $21,537 was unpaid at December 31, 2006 and 2005, respectively.

Results of Operations

As of December 31, 2006, we owned one parcel of land consisting of approximately 19 acres.

Sales of investment properties of $260,805 and cost of investment properties sold of $134,998 for the year ended December 31, 2006 are the result of the sale of three lots of Parcel 2.  Sales of investment properties of $18,854,392 and the cost of investment properties sold of $3,429,636 for the year ended December 31, 2005 are the result of sales at Parcels 2, 7, 8, 10 and 17.  Sales of investment properties of $37,505,082 and the cost of investment properties sold of $11,427,904 for the year ended December 31, 2004 are the result of sales at Parcels 2, 4,10,14,15 and 16.  The sales activity for the years ended December 31, 2005 and 2004 is the result of favorable zoning and a change in our marketing approach to target homebuilders, commercial users and land developers.

Rental income was $0, $13,872, and $83,500 for the years ended December 31, 2006, 2005, and 2004, respectively. These decreases are due to decreases in tillable acres as a result of land sales and pre-development activity on our land investments.  In 2006, we did not have a farm lease for the remaining 19 acres owned of Parcel 2.

Interest income was $35,541, $203,180, and $518,118 for the years ended December 31, 2006, 2005, and 2004, respectively. Interest income is primarily a result of the interest income earned on short term investments prior to the distribution of the sales proceeds.  The decrease in interest income for 2006 is due to a decrease in cash available for investing due to the decrease in sales. The increase in interest income in 2004 is the result of the interest received on the installment sale of Parcel 1.

Income tax expenses were $43,291, $108,615, and $218,863 for the years ended December 31, 2006, 2005, and 2004, respectively, and is due to state taxes paid and accrued as a result of the land sales.

Marketing expenses to non-affiliates were $2,016, $30,103, and $58,302 for the years ended December 31, 2006, 2005, and 2004.  In 2004, we fully implemented the change in our marketing approach to target homebuilders, industrial users and land developers through direct mailings, newspaper and trade publication advertising and an enhanced website. In 2005 and 2006, marketing expenses decreased as we took advantage of our established marketing plans.

Land operating expenses to affiliates were $0, $1,032 and $16,913 for the years ended December 31, 2006, 2005 and 2004, respectively and relate to asset management fees paid. Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost  of our undeveloped parcels annually, limited to a cumulative total over our life of 2% of the parcels' original cost to us. These amounts decrease as acres are sold.  As of March 31, 2005, we had met the limit on this fee.

Land operating expenses to non-affiliates were $23,475, $23,667, and $30,481 for the years ended December 31, 2006, 2005, and 2004, respectively. These costs primarily include real estate tax expense and ground maintenance expense and insurance expense on the parcels owned.  These amounts decrease as acres are sold.

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

Report of Independent Registered Public Accounting Firm

To the Partners of

InLand Capital Fund, L.P.

We have audited the accompanying balance sheets of InLand Capital Fund, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2006 and 2005, and the related statements of operations, partners’ capital, and cash flows for the years then ended.  The financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InLand Capital Fund, L.P. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Chicago, Illinois

March 22, 2007

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

December 31, 2006 and 2005

Assets

	2006	2005
Current assets:
Cash and cash equivalents (Note 1)	$910,350	829,410
Accrued interest and other receivables	917	9,079
Other current assets	3,726	4,299

Total current assets	914,993	842,788

Other assets	233,074	233,074
Investment properties and improvements (including acquisition fees paid to Affiliates of $9,918 and $11,668 at December 31, 2006 and 2005 respectively) (Notes 3 and 4)	777,625	875,290

Total assets	$1,925,692	1,951,152

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2006 and 2005

Liabilities and Partners' Capital

	2006	2005
Current liabilities:
Accounts payable	$239,444	314,452
Accrued real estate taxes	1,626	1,522
Due to Affiliates (Note 3)	6,358	29,223

Total current liabilities	247,428	345,197

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative cash distributions	(9,546,406)	(9,546,406)
Cumulative net income	9,558,012	9,558,547

	12,106	12,641

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 outstanding at December 31, 2006 and 2005, (net of offering costs of $4,466,765, of which $3,488,574 was paid to Affiliates)	27,876,265	27,876,265
Cumulative cash distributions	(78,171,193)	(78,171,193)
Cumulative net income	51,961,086	51,888,242

	1,666,158	1,593,314

Total Partners' capital	1,678,264	1,605,955

Total liabilities and Partners' capital	$1,925,692	1,951,152

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Income:
Sale of investment properties and improvements	$260,805	18,854,392	37,505,082
Recognition of deferred gain on sale of investment properties and improvements	-	-	477,783
Rental income	-	13,872	83,500
Interest income	35,541	203,180	518,118
Other income	86,130	8,749	5,200

	382,476	19,080,193	38,589,683
Expenses:
Cost of investment properties sold	134,998	3,429,636	11,427,904
Professional services to Affiliates	14,673	21,790	30,387
Professional services to non-affiliates	45,043	45,944	41,262
General and administrative expenses to Affiliates	15,571	21,779	19,365
General and administrative expenses to non- affiliates	22,882	30,265	17,204
Income tax expense	43,291	108,615	218,863
Marketing expenses to Affiliates	8,218	12,748	13,546
Marketing expenses to non-affiliates	2,016	30,103	58,302
Land operating expenses to Affiliates	-	1,032	16,913
Land operating expenses to non-affiliates	23,475	23,667	30,481
Bad debt expense	-	-	12,761

	310,167	3,725,579	11,886,988

Net income	$72,309	15,354,614	26,702,695

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the years ended December 31, 2006, 2005, and 2004

	2006	2005	2004

Net income (loss) allocated to (Note 2):
General Partner	$(535)	3,413,794	4,889,586
Limited Partners	72,844	11,940,820	21,813,109

Net income	$72,309	15,354,614	26,702,695

Net income (loss) per the one General
Partner Unit	$(535)	3,413,794	4,889,586

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (32,337 for the years ended December 31, 2006, 2005, and 2004)	$2.25	369.26	674.56

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2006, 2005, and 2004

	General	Limited
	Partner	Partners	Total

Balance at January 1, 2004	$11,865	17,177,588	17,189,453

Distributions to Partners ($845.17 per weighted average Limited Partnership Units of 32,337) (Note 2)	(4,888,109)	(27,330,331)	(32,218,440)
Net income	4,889,586	21,813,109	26,702,695

Balance at December 31, 2004	13,342	11,660,366	11,673,708

Distributions to Partners ($680.58 per weighted average Limited Partnership Units of 32,337) (Note 2)	(3,414,495)	(22,007,872)	(25,422,367)
Net income	3,413,794	11,940,820	15,354,614

Balance at December 31, 2005	$12,641	1,593,314	1,605,955

Net income (loss)	(535)	72,844	72,309

Balance at December 31, 2006	$12,106	1,666,158	1,678,264

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$72,309	15,354,614	26,702,695
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of investment properties	(125,807)	(15,424,756)	(26,077,178)
Recognition of deferred gain	-	-	(477,783)
Bad debt expense	-	-	12,761
Changes in assets and liabilities:
Accrued interest and other receivables	8,162	1,163	174,172
Other current assets	573	3,643	(1,523)
Accounts payable	(75,008)	(105,231)	415,806
Accrued real estate taxes	104	(9,721)	(38,743)
Due to Affiliates	(22,865)	12,846	(7,436)
Unearned income	-	(4,996)	(146,439)
Other assets	-	(11,808)	(218,192)

Net cash provided by (used in) operating activities	(142,532)	(184,246)	338,140

Cash flows from investing activities:
Additions to investment properties	(37,333)	(97,457)	(194,552)
Principal payments collected on mortgage loans receivable	-	-	846,737
Proceeds from sale of investment properties	260,805	18,854,392	37,505,082

Net cash provided by investing activities	223,472	18,756,935	38,157,267

Cash flows from financing activities:
Distributions paid	-	(25,422,367)	(32,218,440)

Net cash used in financing activities	-	(25,422,367)	(32,218,440)

Net increase (decrease) in cash and cash equivalents	80,940	(6,849,678)	6,276,967
Cash and cash equivalents at beginning of year	829,410	7,679,088	1,402,121
Cash and cash equivalents at end of year	$910,350	829,410	7,679,088

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2006, 2005, and 2004

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware.  On December 13, 1991, the Partnership commenced an Offering of 60,000 Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner.   The Offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500.  All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 2006, the Partnership had repurchased and canceled a total of 62 Units for $56,253 from various Limited Partners through the Unit Repurchase Program.  Under this program, Limited Partners could under certain circumstances have their Units repurchased for an amount equal to their Invested Capital.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain reclassifications were made to the 2005 financial statements to conform to the 2006 presentation.

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

	2006		2005
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$1,925,692	6,162,458	1,951,152	6,184,700

Partners' capital:
General Partner	12,106	14,189	12,641	14,722
Limited Partners	1,666,158	1,664,302	1,593,314	1,591,461

Net income:
General Partner	(535)	(533)	3,413,794	3,413,762
Limited Partners	72,844	72,841	11,940,820	11,922,603

Net income per Limited Partnership Unit, basic and diluted	2.25	2.25	369.26	368.70

The net income per Unit is based upon the weighted average number of Units of 32,337 during 2006 and 2005.

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

New Accounting Pronouncements

In April 2006, the FASB issued FASB Staff Position ("FSP") 46R-6: Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).  This FSP addresses certain implementation issues related to FIN 46(R). Specifically, FSP FIN 46R-6 addresses how a reporting enterprise would determine the variability to be considered in applying FIN 46(R).  The variability that is considered in applying FIN 46(R) affects the determination of (a) whether an entity is a variable interest entity (VIE), (b) which interests are "variable interests" in the entity, and (c) which party, if any, is the primary beneficiary of the VIE.  That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary.  The Partnership does not believe that this will have a material impact on its financial statements.

In June 2006, the FASB ratified the EITF's consensus on Issue No. 06-3: How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement (That is, Gross versus Net Presentation).  Specifically, EITF No. 06-3 addresses any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes.  An accounting policy decision determines if the presentation should be on a gross or a net basis in the income statement. The Partnership does not believe that this will have a material impact on its financial statements.

Also in June 2006, the FASB issued Interpretation No. 48: Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. This Interpretation defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Partnership is currently evaluating and has not yet completed our evaluation on whether the adoption of Interpretation No. 48 will have a material effect on our financial statements.

In September 2006, the SEC's staff issued SAB No. 108: Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006.  The Partnership determined that the adoption of SAB 108 did not have a material impact on its financial statements.

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership.  Such costs are included in professional services and general and administrative expenses to Affiliates, of which $3,358 and $7,686 was unpaid as of December 31, 2006 and 2005, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership.  Such fees of $1,032 and $16,913 have been incurred and paid for the years ended December 31, 2005 and 2004, respectively and are reported as land operating expenses to Affiliates on the statement of operations.  As of March 31, 2005, we had met the limit on this fee.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $8,218, $12,748, and $13,546 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2006, 2005, and 2004, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2006 and 2005, the Partnership incurred $15,008, and $84,245, respectively, of such costs. The Affiliate did not take a profit on any project. Such costs are included in investment properties of which $3,000 and $21,537 was unpaid at December 31, 2006 and 2005, respectively.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4)  Investment Properties

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 12/31/06	Recognized
1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	186,333	951,825	-	-
		(108.8960)	01/11/02

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	2,687,885	4,052,719	777,625	125,807
		(17.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030)	Var 1999
		(3.6400)	11/29/01
		(10.1600)	Var 2002
		(2.0320)	06/07/04
		(114.8134)	08/12/04
		(5.7000)	Var 2005
		(3.4200)	06/11/2006

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	416,096	2,338,733	-	-
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99
		(60.1000)	Var 2001
		(20.1214)	11/01/04

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,207	58,373	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	460,282	2,049,439	-	-
		(168.1740)	09/18/03
		(32.6470)	Var 2005

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	44,331	1,451,280	-	-
		(133.0000)	04/11/05

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4)  Investment Properties (continued)

				Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 12/31/06	Recognized
9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	130,045	1,202,815	-	-
		(335.9600)	04/18/03

10	Kendall	223.7470	09/16/94	$ 2,693,025	205,660	2,898,685	362,769	3,261,454	-	-
		(2.9770)	11/03/99
		(127.4000)	08/14/02
		(84.39)	01/09/04
		(8.98)	12/15/05

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	17,466	1,446,017	-	-
		(123.000)	11/30/00

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	157,198	808,419	-	-
		(59.9050)	04/16/01
		(50.3480)	09/18/03

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	36,734	1,118,408	-	-
		(10.6430)	05/21/99
		(124.1330)	12/17/04

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	332,922	3,312,118	-	-
		(169.5400)	02/26/04

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	315,664	2,177,308	-	-
		(207.0754)	02/26/04

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	100,869	1,235,890	-	-
		(236.4400)	Var 2005

18	Kendall	386.9900	11/02/95
		(386.9900)	08/31/98	934,993	126,329	1,061,322	501	1,061,823	-	-
	Total			$24,285,538	1,660,451	25,945,989	5,867,262	31,035,626	777,625	125,807

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4)  Investment Properties (continued)

(a)

Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which were sold on April 21, 1995.

(b)

The aggregate cost of real estate owned at December 31, 2006 for Federal income tax purposes was approximately $830,000(unaudited).

(c)

Reconciliation of real estate owned:

	2006	2005

Balance at January 1,	$875,290	4,207,469
Additions during year	37,333	97,457
Sales during year	(134,998)	(3,429,636)

Balance at December 31,	$777,625	875,290

(d)

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Partnership conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  If this were to occur, the Partnership would be required to record an impairment loss equal to the excess of carrying value over fair value.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2006, the Partnership had recorded no such impairment.

(5)  Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels were operating leases. Accordingly, rental income was reported when earned.

As of December 31, 2006, the Partnership did not have a farm lease for the remaining 19 acres owned.

NLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(6) Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2006, 2005, and 2004

	12/31/06	09/30/06	06/30/06	03/31/06
Total income	$89,386	14,694	267,538	10,858
Net income (loss)	65,763	(23,673)	107,706	(77,487)
Net income (loss) allocated to the limited partners	65,105	(23,436)	107,887	(76,712)
Net income (loss) per limited partnership unit, basic and diluted	2.00	(0.72)	3.34	(2.37)

	12/31/05	09/30/05	06/30/05	03/31/05
Total income	$6,097,864	94,615	12,101,818	785,896
Net income	5,613,945	53,091	9,145,259	542,319
Net income allocated to the limited partners	2,517,200	52,560	9,145,932	225,128
Net income per limited partnership unit, basic and diluted	77.84	1.63	282.83	6.96

	12/31/04	09/30/04	06/30/04	03/31/04
Total income	$9,204,616	4,447,527	634,768	24,302,772
Net income	6,191,320	2,783,675	509,280	17,218,420
Net income allocated to the limited partners	4,473,358	2,780,078	510,345	14,049,328
Net income per limited partnership unit, basic and diluted	138.34	85.97	15.78	434.47

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2006.

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

There were no significant changes in our internal controls over financial reporting during the fourth quarter of 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to us are as follows. Ages are listed as of January 1, 2007.

Functional Title

Daniel L. Goodwin	Director
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman
Brenda G. Gujral	Director, President and principal executive officer of the Partnership
Catherine L. Lynch	Treasurer
Roberta S. Matlin	Director, Senior Vice President-Investments
Guadalupe Griffin	Vice President-Asset Management
Kelly Tucek	Vice President-Partnership Accounting and principal financial officer of the Partnership
Cathleen M. Hrtanek	Assistant Counsel, The Inland Real Estate Group, Inc., Counsel to the Partnership

DANIEL L. GOODWIN (age 63) has been with Inland since 1968 and is a founding and controlling stockholder of, and the chairman of the board and chief executive officer of, The Inland Group. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin is the chairman of the board of Inland Real Estate Corporation, chairman of the board and chief executive officer of Inland Mortgage Investment Corporation and chairman of the board and chief executive officer of Inland Bancorp Holding Company, a bank holding company. Mr. Goodwin also serves on the management committee of Inland Real Estate Corporation.

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

ROBERT H. BAUM (age 63) has been with Inland since 1968 and is one of the founding stockholders. Mr. Baum is vice chairman and executive vice president and general counsel of The Inland Group. In his capacity as general counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He is also a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Inland Bancorp Holding Company and of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that exists to improve the quality of life for people whose lives have been affected by cancer and its treatment by providing psychosocial and educational support for cancer patients, their families and friends.

ROBERT D. PARKS  (age 63) has been with Inland since 1968 and is one of the founding stockholders. He also is chairman of Inland Real Estate Investment Corporation, director of Inland Securities Corporation and a director of Inland Investment Advisors, Inc.  Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation and serves on its management committee.  He is also chairman and an affiliated director of Inland Western Retail Real Estate Trust, Inc. He is chairman and an affiliated director of Inland American Real Estate Trust, Inc. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

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

BRENDA G. GUJRAL (age 64) is president, chief operating officer and a director of Inland Real Estate Investment Corporation (IREIC). She is also president, chief operating officer and a director of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is also a director of Inland Investment Advisors, Inc., an investment advisor. She is also Chief Executive Officer and an affiliated director of Inland Western Retail Real Estate Trust, Inc., chairperson of the board of Inland Real Estate Exchange Corporation and President and an affiliated director of Inland American Retail Real Estate Trust, Inc.

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

She is a graduate of California State University.  She holds Series 7, 22, 39 and 63 licenses with the NASD.  Mrs. Gujral is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the National Association for Female Executives.

CATHERINE L. LYNCH (age 48) joined Inland in 1989 and is the treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the corporate accounting department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG LLP since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

ROBERTA S. MATLIN (age 62) joined Inland Real Estate Investment Corporation (IREIC) in 1984 as director of investor administration and currently serves as senior vice president of IREIC, directing the day-to-day internal operations.  Ms. Matlin is a director of IREIC and president and director of Inland Investment Advisors, Inc., and Intervest Southern Real Estate Corporation, and a director and vice president of Inland Securities Corporation. She is the president of Inland American Advisory Services, Inc. Since 2003, she has been vice president of administration of Inland Western Retail Real Estate Trust, Inc., and since 2004, vice president of administration of Inland American Real Estate Trust, Inc.  She was vice president of administration of Inland Real Estate Corporation from 1995 until 2000 and of Inland Retail Real Estate Trust, Inc from 1998 until 2004. From June 2001 until April 2004, she was a trustee and executive vice president of Inland Mutual Fund Trust. Prior to joining Inland, she worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services.  Ms. Matlin is a graduate of the University of Illinois. She holds Series 7, 22, 24, 39, 63 and 65 licenses with the National Association of Securities Dealers.

GUADALUPE GRIFFIN (age 42) joined Inland in 1994. Ms. Griffin serves as vice president of Inland Real Estate Investment Corporation and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for the asset management and day-to-day operations of the public and private partnerships which include the development of operating and disposition strategies for the partnerships and investor communications. Prior to joining Inland, Ms. Griffin was employed by the University of Illinois at Chicago Center for Urban Educational Research and Development as Assistant to the Director of the Nation of Tomorrow Program; a privately funded multi-million dollar program, which provided educational and empowerment services to youths and their families in four inner-city schools. Ms. Griffin holds an Illinois Real Estate Sales License.

KELLY TUCEK (age 44) joined Inland in 1989 and is a vice president of Inland Real Estate Investment Corporation and beginning in 2006, vice president, controller of Inland Western Retail Real Estate Advisory Services, Inc.  As of August 1996, Ms. Tucek is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

CATHLEEN M. HRTANEK (age 30) joined Inland in 2005 and is an Assistant Counsel of The Inland Real Estate Group, Inc., and a member of the Audit Committee for all public partnerships sponsored by IREIC.  In her capacity as their counsel, Ms. Hrtanek has been admitted to practice law in the State of Illinois.  She is also a licensed real estate broker.  Ms. Hrtanek received her undergraduate degree from the University of Notre Dame and her law degree from Loyola University of Chicago School of Law.

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

Our general partner and its affiliates may be reimbursed for its expenses or out-of-pocket costs relating to our administration. As of December 31, 2006, such costs were $30,244, of which $3,358 was unpaid.

Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost of our undeveloped land annually, limited to a cumulative total over our life of 2% of the land's original cost to us. For the year ended December 31, 2005, we incurred $1,032 in asset management fees, all of which was paid.  As of March 31, 2005, we had met the limit on this fee.

An affiliate of our general partner performed sales marketing and advertising services for us and was reimbursed (as set forth under terms of the partnership agreement) for direct costs.  For the year ended December 31, 2006, such costs were $8,218, all of which was paid.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. For the year ended December 31, 2006, we incurred $15,008 of such costs, of which $3,000 was unpaid, and are included in investment properties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)

No person or group is known by us to own beneficially more than 5% of the outstanding units of our partnership.

(b)

The officers and directors of the general partner of our partnership own as a group the following units of our partnership as of December 31, 2006:

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

Item 14:  Principal Accountant Fees and Services

Fees.  Aggregate fees for professional services rendered by our independent registered public accounting firm were as follows:

	Years ended December 31,
	2006	2005

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$25,344	27,271
Tax fees for professional services rendered for tax return preparation and review of our K-1s.	6,600	6,000

Total fees	$31,944	33,271

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

(d)

Reports on Form 8-K.

None.

No annual report or proxy material for the year 2006 has been sent to our limited partners.  An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND CAPITAL FUND, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and director
Date:	March 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and director
Date:	March 22, 2007

/s/	Guadalupe Griffin

By:	Guadalupe Griffin
Vice President
Date:	March 22, 2007

/s/	Kelly Tucek

By:	Kelly Tucek
Vice President and principal financial officer
Date:	March 22, 2007

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman
Date:	March 22, 2007

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 22, 2007