Form 10-Q
period 2007-06-30
INLAND CAPITAL FUND L P
filed 2007-07-27
CIK 878278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-21606

InLand Capital Fund, L.P.

(Exact name of registrant as specified in its charter)

Delaware	36-3767977
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes ❑   No  X

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

June 30, 2007 and December 31, 2006
(unaudited)

Assets

	2007	2006
Current assets:
Cash and cash equivalents	$909,006	910,350
Accrued interest	2,164	917
Other current assets	3,726	3,726

Total current assets	914,896	914,993

Other assets	-	233,074
Investment properties and improvements (including acquisition fees paid to affiliates of $9,918 at June 30, 2007 and December 31, 2006) (Note 3)	779,482	777,625

Total assets	$1,694,378	1,925,692

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2007 and December 31, 2006
(unaudited)

Liabilities and Partners' Capital

	2007	2006
Current liabilities:
Accounts payable	$3,003	239,444
Accrued real estate taxes	1,587	1,626
Due to affiliates (Note 2)	4,170	6,358

Total current liabilities	8,760	247,428

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative cash distributions	(9,546,406)	(9,546,406)
Cumulative net income	9,558,086	9,558,012

	12,180	12,106

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 outstanding at June 30, 2007 and December 31, 2006, (net of offering costs of $4,466,765, of which $3,488,574 was paid to affiliates)	27,876,265	27,876,265
Cumulative cash distributions	(78,171,193)	(78,171,193)
Cumulative net income	51,968,366	51,961,086

	1,673,438	1,666,158

Total Partners' capital	1,685,618	1,678,264

Total liabilities and Partners' capital	$1,694,378	1,925,692

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2007 and 2006
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Income:
Sale of investment property (Notes 1 and 3)	$-	260,805	-	260,805
Interest income	10,281	6,033	21,342	11,436
Other income	1,149	700	44,775	6,155

	11,430	267,538	66,117	278,396

Expenses:
Cost of investment property sold	-	134,998	-	134,998
Professional services to affiliates	2,966	1,186	6,560	4,180
Professional services to non-affiliates	6,308	7,291	25,611	32,357
General and administrative expenses to affiliates	1,556	3,715	3,223	5,675
General and administrative expenses to non-affiliates	8,760	7,879	13,042	55,585
Marketing expenses to affiliates	61	1,018	96	7,958
Marketing expenses to non-affiliates	-	-	-	1,797
Land operating expenses to non-affiliates	8,300	3,745	10,231	5,627

	27,951	159,832	58,763	248,177

Net income (loss)	$(16,521)	107,706	7,354	30,219

Net income (loss) allocated to:
General Partner	$(165)	(181)	74	(956)
Limited Partners	(16,356)	107,887	7,280	31,175

Net income (loss)	$(16,521)	107,706	7,354	30,219

Net income (loss) allocated to the one General Partner Unit	$(165)	(181)	74	(956)

Net income (loss) per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 32,337 for the three and six months ended June 30, 2007 and 2006	$(.51)	3.34	.23	.96

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2007 and 2006
(unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$7,354	30,219
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of investment properties	-	(125,807)
Changes in assets and liabilities:
Accrued interest	(1,247)	8,341
Other current assets	-	123
Other assets	233,074	-
Accounts payable	(236,441)	(81,952)
Accrued real estate taxes	(39)	225
Due to affiliates	(2,188)	(16,848)

Net cash provided by (used in) operating activities	513	(185,699)

Cash flows from investing activities:
Proceeds from sale of investment properties	-	260,805
Additions to investment properties	(1,857)	(28,865)

Net cash provided by (used in) investing activities	(1,857)	231,940

Net increase (decrease) in cash and cash equivalents	(1,344)	46,241
Cash and cash equivalents at beginning of period	910,350	829,410

Cash and cash equivalents at end of period	$909,006	875,651

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2007

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

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware.  On December 13, 1991, the Partnership commenced an offering of 60,000 limited partnership units or Units pursuant to a registered offering under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner.   The offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500.  All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of June 30, 2007, the Partnership has repurchased and canceled a total of 62 Units for $56,253 from various Limited Partners through the unit repurchase program.

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2007

 (unaudited)

(2)  Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership.  Such costs are included in professional services and general and administrative expenses to affiliates, of which $4,170 and $3,358 was unpaid as of June 30, 2007 and December 31, 2006, respectively.

An affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. Such costs of $96 and $7,958 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2007 and 2006, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs.  The affiliate did not recognize a profit on any project. Such costs are included in investment properties of which $0 and $3,000 was unpaid at June 30, 2007 and December 31, 2006, respectively.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

June 30, 2007(unaudited)

(3)  Investment Properties

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 06/30/07	Recognized
1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	186,333	951,825	-	-
		(108.8960)	01/11/02

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	2,689,742	4,052,719	779,482	-
		(17.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030)	Var 1999
		(3.6400)	11/29/01
		(10.1600)	Var 2002
		(2.0320)	06/07/04
		(114.8134)	08/12/04
		(5.7000)	Var 2005
		(3.4200)	06/11/2006

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	416,096	2,338,733	-	-
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99
		(60.1000)	Var 2001
		(20.1214)	11/01/04

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,207	58,373	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	460,282	2,049,439	-	-
		(168.1740)	09/18/03
		(32.6470)	Var 2005

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	44,331	1,451,280	-	-
		(133.0000)	04/11/05

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investment Properties (continued)

				Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 06/30/07	Recognized
9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	130,045	1,202,815	-	-
		(335.9600)	04/18/03

10	Kendall	223.7470	09/16/94	$ 2,693,025	205,660	2,898,685	362,769	3,261,454	-	-
		(2.9770)	11/03/99
		(127.4000)	08/14/02
		(84.39)	01/09/04
		(8.98)	12/15/05

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	17,466	1,446,017	-	-
		(123.000)	11/30/00

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	157,198	808,419	-	-
		(59.9050)	04/16/01
		(50.3480)	09/18/03

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	36,734	1,118,408	-	-
		(10.6430)	05/21/99
		(124.1330)	12/17/04

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	332,922	3,312,118	-	-
		(169.5400)	02/26/04

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	315,664	2,177,308	-	-
		(207.0754)	02/26/04

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	100,869	1,235,890	-	-
		(236.4400)	Var 2005

18	Kendall	386.9900	11/02/95
		(386.9900)	08/31/98	934,993	126,329	1,061,322	501	1,061,823	-	-
	Total			$24,285,538	1,660,451	25,945,989	5,869,119	31,035,626	779,482	-

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2007
(unaudited)

(3)  Investment Properties (continued)

(a)

Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which were sold on April 21, 1995.

(b)

Reconciliation of real estate owned:

	June 30,	December 31,
	2007	2006

Balance at January 1,	$777,625	875,290
Additions during period	1,857	37,333
Sales during period	-	(134,998)

Balance at end of period,	$779,482	777,625

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the quarter ended June 30, 2007, the Partnership had recorded no such impairment.

(4)  Subsequent Events

On July 10, 2007, the Partnership signed a listing agreement with Inland Real Estates Auctions, Inc., an affiliate of the general partner, to market the remaining parcel in an effort to obtain an offer or offers no later than September 14, 2007.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the six months ended June 30, 2007, we had recorded no such impairment.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of June 30, 2007, we have not classified any properties as held for sale.

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

We used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, 18 parcels of land and one building. These investments included the payment of the purchase price, acquisition fees and acquisition costs of such properties.  One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of June 30, 2007, we have had multiple sales transactions through which we have disposed of a building and approximately 3,283 acres, or 99%, of the 3,302 acres originally owned. As of June 30, 2007, cumulative distributions to the limited partners have totaled $78,171,193 (which exceeds the original capital) and $9,546,406 to the general partner. Through June 30, 2007, we have used $5,869,119 of working capital for rezoning and other activities and such amount is included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of June 30, 2007, we own, in part, only one of our original parcels containing approximately 19 acres.

At June 30, 2007, we had cash and cash equivalents of $909,006, which is available to be used for our costs and liabilities, cash distributions to partners, and other activities with respect to our remaining land parcel.  Undistributed net sales proceeds will be used to fund our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions.

We believe we enhanced the value of our land through pre-development activities such as rezoning, annexation and land planning.  Our remaining parcel, Parcel 2, was annexed to the village of McHenry and zoned for a business park.  There are two phases of improvements complete and sites are being marketed to potential buyers.  As of June 30, 2007, 17 lots in this parcel remain to be sold.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration.  Such costs of $9,783 and $9,855 for the six months ended June 30, 2007 and 2006, respectively, are included in professional services and general and administrative expenses to affiliates, of which $4,170 and $3,358 was unpaid as of June 30, 2007 and December 31, 2006, respectively.

An affiliate of our general partner performed sales marketing and advertising services for us and was reimbursed for direct costs. Such costs of $96 and $7,958 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2007 and June 30, 2006, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs.  The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $0 and $3,000 was unpaid at June 30, 2007 and December 31, 2006, respectively.

Results of Operations

As of June 30, 2007, we owned one parcel of land consisting of approximately 19 acres.

Interest income was $21,342 and $11,436 for the six months ended June 30, 2007 and June 30, 2006, respectively.  The increase in interest income is primarily a result of an increase in cash available to invest on a short-term basis during the period and in increase in interest rates.

Other income was $44,775 and $6,155 for the six months ended June 30, 2007 and June 30, 2006, respectively.  This increase is due primarily to a $45,000 reimbursement of road improvement funds never used by a municipality.

Professional services to non-affiliates were $25,611 and $32,357 for the six months ended June 30, 2007 and June 30, 2006, respectively.  This decrease was due primarily to a decrease in accounting fees.

General and administrative expenses to non-affiliates were $13,042 and $55,585 for the six months ended June 30, 2007 and June 30, 2006, respectively. The decrease in 2007 is due to a decrease in Illinois Replacement tax expense.

Land operating expenses to non-affiliates were $10,231 and $5,627 for the six months ended June 30, 2007 and June 30, 2006, respectively.  The increase in 2007 is due to an increase in grounds maintenance expenses.

Subsequent Events

On July 10, 2007, the Partnership signed a listing agreement with Inland Real Estates Auctions, Inc., an affiliate of the general partner, to market the remaining parcel in an effort to obtain an offer or offers no later than September 14, 2007.

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

There were no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INLAND CAPITAL FUND, L.P.

By:	Inland Real Estate Investment Corporation General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President and Principal Executive Officer
Date:	July 27, 2007

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Vice President
Date:	July 27, 2007

/S/ DONNA URBAIN

By:	Donna Urbain
Principal Financial Officer
Date:	July 27, 2007