Form 10-Q
period 2007-09-30
INLAND CAPITAL FUND L P
filed 2007-11-08
CIK 878278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-21606

InLand Capital Fund, L.P.

(Exact name of registrant as specified in its charter)

Delaware	36-3767977
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes ❑   No  X

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets

September 30, 2007 and December 31, 2006
(unaudited)

Assets

	2007	2006
Current assets:
Cash and cash equivalents	$1,419,659	910,350
Accrued interest	2,005	917
Other current assets	3,726	3,726

Total current assets	1,425,390	914,993

Other assets	-	233,074
Investment properties and improvements (including acquisition fees paid to affiliates of $5,834 and $9,918 at September 30, 2007 and December 31, 2006, respectively) (Note 3)	471,657	777,625

Total assets	$1,897,047	1,925,692

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2007 and December 31, 2006
(unaudited)

Liabilities and Partners' Capital

	2007	2006
Current liabilities:
Accounts payable	$2,730	239,444
Accrued real estate taxes	780	1,626
Due to affiliates (Note 2)	7,103	6,358

Total current liabilities	10,613	247,428

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative cash distributions	(9,546,406)	(9,546,406)
Cumulative net income	9,558,186	9,558,012

	12,280	12,106

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 32,337 outstanding at September 30, 2007 and December 31, 2006, (net of offering costs of $4,466,765, of which $3,488,574 was paid to affiliates)	27,876,265	27,876,265
Cumulative cash distributions	(78,171,193)	(78,171,193)
Cumulative net income	52,169,082	51,961,086

	1,874,154	1,666,158

Total Partners' capital	1,886,434	1,678,264

Total liabilities and Partners' capital	$1,897,047	1,925,692

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.

(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2007 and 2006

(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues:
Sale of investment property (Notes 1 and 3)	$526,736	-	526,736	260,805
Other operating income	20,000	-	61,925	-

Total revenues	546,736	-	588,661	260,805

Expenses:
Cost of investment property sold	335,937	-	335,937	134,998
Professional services to affiliates	7,599	9,067	14,159	13,247
Professional services to non-affiliates	3,128	5,296	28,739	37,653
General and administrative expenses to affiliates	1,440	3,046	4,663	8,721
General and administrative expenses to non-affiliates	4,913	5,887	17,955	61,472
Marketing expenses to affiliates	95	-	191	7,958
Marketing expenses to non-affiliates	-	220	-	2,017
Land operating expenses to non-affiliates	4,976	14,851	15,207	20,478

Total expenses	358,088	38,367	416,851	286,544

Operating income (loss)	188,648	(38,367)	171,810	(25,739)

Interest income	10,368	13,494	31,710	24,930
Other income	1,800	1,200	4,650	7,355

Net income (loss)	$200,816	(23,673)	208,170	6,546

Net income (loss) allocated to:
General Partner	$100	(237)	174	(1,193)
Limited Partners	200,716	(23,436)	207,996	7,739

Net income (loss)	$200,816	(23,673)	208,170	6,546

Net income (loss) allocated to the one General Partner Unit	$100	(237)	174	(1,193)

Net income (loss) per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 32,337 for the three and nine months ended September 30, 2007 and 2006	$6.21	(.72)	6.43	.24

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2007 and 2006
(unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$208,170	6,546
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of investment properties	(190,799)	(125,807)
Changes in assets and liabilities:
Accrued interest and other receivables	(1,088)	8,869
Other current assets	-	573
Other assets	233,074	-
Accounts payable	(236,714)	(72,728)
Accrued real estate taxes	(846)	(302)
Due to affiliates	745	(24,923)

Net cash provided by (used in) operating activities	12,542	(207,772)

Cash flows from investing activities:
Proceeds from sale of investment properties	526,736	260,805
Additions to investment properties	(29,969)	(30,336)

Net cash provided by investing activities	496,767	230,469

Net increase in cash and cash equivalents	509,309	22,697

Cash and cash equivalents at beginning of period	910,350	829,410

Cash and cash equivalents at end of period	$1,419,659	852,107

See accompanying notes to financial statements.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2007

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

(1)  Organization and Basis of Accounting

InLand Capital Fund, L.P. (the "Partnership") was organized on June 21, 1991 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware.  On December 13, 1991, the Partnership commenced an offering of 60,000 limited partnership units or Units pursuant to a registered offering under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner.   The offering terminated on August 23, 1993, with total sales of 32,399.28 Units, at $1,000 per Unit, resulting in $32,399,282 in gross offering proceeds, not including the General Partner's capital contribution of $500.  All of the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of September 30, 2007, the Partnership has repurchased and canceled a total of 62 Units for $56,253 from various Limited Partners through the unit repurchase program.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  Certain reclassifications were made to the 2006 financial statements to conform with the 2007 presentation.

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

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2007

 (unaudited)

(2)  Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership.  Such costs are included in professional services and general and administrative expenses to affiliates, of which $6,810 and $3,358 was unpaid as of September 30, 2007 and December 31, 2006, respectively.

An affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. Such costs of $191 and $7,958 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2007 and 2006, respectively, of which $24 and $0 was unpaid as of September 30, 2007 and December 31, 2006, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs.  The affiliate did not recognize a profit on any project. Such costs are included in investment properties of which $269 and $3,000 was unpaid at September 30, 2007 and December 31, 2006, respectively.

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

September 30, 2007(unaudited)

(3)  Investment Properties

Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 09/30/07	Recognized
1	Kendall	108.8960	07/22/92	$ 707,566	57,926	765,492	186,333	951,825	-	-
		(108.8960)	01/11/02

2	McHenry	201.0000	11/09/93	2,020,314	122,145	2,142,459	2,717,854	4,388,656	471,657	190,799
		(17.7420)	08/02/95
		(8.6806)	Var 1997
		(1.9290)	Var 1998
		(13.5030)	Var 1999
		(3.6400)	11/29/01
		(10.1600)	Var 2002
		(2.0320)	06/07/04
		(114.8134)	08/12/04
		(5.7000)	Var 2005
		(3.4200)	06/11/06
		(6.96)	Var 2007

3	Will	34.0474	03/04/94	1,235,830	88,092	1,323,922	37,857	1,361,779	-	-
		(34.0474)	02/04/99

4	Will	86.9195	03/30/94	1,778,820	143,817	1,922,637	416,096	2,338,733	-	-
		(2.3050)	Var 1997
		(3.3600)	Var 1998
		(1.0331)	08/19/99
		(60.1000)	Var 2001
		(20.1214)	11/01/04

5	LaSalle	190.9600	04/01/94	532,000	18,145	550,145	69,391	619,536	-	-
		(2.0600)	04/08/98
		(188.9000)	10/07/99

6	DeKalb	59.0800	05/11/94	670,207	58,373	728,580	486,869	1,215,449	-	-
		(4.9233)	Apr 1998
		(54.1567)	07/23/98

7	Kendall	200.8210	07/28/94	1,506,158	82,999	1,589,157	460,282	2,049,439	-	-
		(168.1740)	09/18/03
		(32.6470)	Var 2005

8	Kendall	133.0000	08/17/94	1,300,000	106,949	1,406,949	44,331	1,451,280	-	-
		(133.0000)	04/11/05

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3)  Investment Properties (continued)

				Initial Costs
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels	Current Year Gain On Sale
#	County	/(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	at 09/30/07	Recognized
9	LaSalle	335.9600	08/30/94	993,441	79,329	1,072,770	130,045	1,202,815	-	-
		(335.9600)	04/18/03

10	Kendall	223.7470	09/16/94	$ 2,693,025	205,660	2,898,685	362,769	3,261,454	-	-
		(2.9770)	11/03/99
		(127.4000)	08/14/02
		(84.39)	01/09/04
		(8.98)	12/15/05

10A(a)	Kendall	7.0390	09/16/94	206,975	15,806	222,781	1,327	224,108	-	-
		(7.0390)	04/21/95

11	Kane	123.0000	09/26/94	1,353,000	75,551	1,428,551	17,466	1,446,017	-	-
		(123.000)	11/30/00

12	Kendall	110.2530	09/28/94	600,001	51,220	651,221	157,198	808,419	-	-
		(59.9050)	04/16/01
		(50.3480)	09/18/03

13	LaSalle	352.7390	10/06/94	1,032,666	91,117	1,123,783	22,723	1,146,506	-	-
		(10.0000)	07/27/98
		(342.7390)	08/31/98

14	Kendall	134.7760	10/26/94	1,000,000	81,674	1,081,674	36,734	1,118,408	-	-
		(10.6430)	05/21/99
		(124.1330)	12/17/04

15	McHenry	169.5400	10/31/94	2,900,000	79,196	2,979,196	332,922	3,312,118	-	-
		(169.5400)	02/26/04

16	McHenry	207.0754	11/30/94	1,760,256	101,388	1,861,644	315,664	2,177,308	-	-
		(207.0754)	02/26/04

17	LaSalle	236.4400	12/07/94	1,060,286	74,735	1,135,021	100,869	1,235,890	-	-
		(236.4400)	Var 2005

18	Kendall	386.9900	11/02/95
		(386.9900)	08/31/98	934,993	126,329	1,061,322	501	1,061,823	-	-
	Total			$24,285,538	1,660,451	25,945,989	5,897,231	31,371,563	471,657	190,799

INLAND CAPITAL FUND, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2007
(unaudited)

(3)  Investment Properties (continued)

(a)

Included in the purchase of Parcel 10 was a house and several outbuildings, located on approximately seven acres, which were sold on April 21, 1995.

(b)

Reconciliation of real estate owned:

	September 30,	December 31,
	2007	2006

Balance at January 1,	$777,625	875,290
Additions during period	29,969	37,333
Sales during period	(335,937)	(134,998)

Balance at end of period,	$471,657	777,625

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the quarter ended September 30, 2007, the Partnership had recorded no such impairment.

(4)  Subsequent Events

On October 24, 2007, the Partnership accepted an offer from an unaffiliated third party to purchase the remaining ten industrial lots of Parcel 2.  Provided the buyer performs, a closing is expected to occur on or about November 25, 2007.

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

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies."  A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties, cost allocation and revenue recognition.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  The purpose of the FRR is to require companies to provide investors with an understanding of how management forms these policies.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the nine months ended September 30, 2007, we had recorded no such impairment.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of September 30, 2007, we have not classified any properties as held for sale.

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

We used $25,945,989 of gross offering proceeds to purchase, on an all-cash basis, 18 parcels of land and one building. These investments included the payment of the purchase price, acquisition fees and acquisition costs of such properties.  One of the parcels was purchased during 1992, one during 1993, fifteen during 1994 and one during 1995. As of September 30, 2007, we have had multiple sales transactions through which we have disposed of a building and approximately 3,290 acres, or 99%, of the 3,302 acres originally owned. As of September 30, 2007, cumulative distributions to the limited partners have totaled $78,171,193 (which exceeds the original capital) and $9,546,406 to the general partner. Through September 30, 2007, we have used $5,897,231 of working capital for rezoning and other activities and such amount is included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality and changes in real estate taxes affecting our land.  As of September 30, 2007, we own, in part, only one of our original parcels containing approximately 12 acres.

At September 30, 2007, we had cash and cash equivalents of $1,419,659, which is available to be used for our costs and liabilities, cash distributions to partners, and other activities with respect to our remaining land parcel.  Undistributed net sales proceeds will be used to fund our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions.

We believe we enhanced the value of our land through pre-development activities such as rezoning, annexation and land planning.  Our remaining parcel, Parcel 2, was annexed to the village of McHenry and zoned for a business park.  There are two phases of improvements complete and sites are being marketed to potential buyers.  On August 14, 2007, the Partnership entered into two separate contracts with two third party purchasers for a combined total of 7 of the remaining 17 lots.  On September 13, 2007, the first purchaser closed on two of these lots.  On September 14, 2007, the buyer of the remaining five lots closed as anticipated. As of September 30, 2007, 10 lots in this parcel remain to be sold.  On October 24, 2007, the Partnership accepted an offer from an unaffiliated third party to purchase the remaining ten industrial lots of Parcel 2.  Provided the buyer performs, a closing is expected to occur on or about November 25, 2007.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration.  Such costs of $18,822 and $21,968 for the nine months ended September 30, 2007 and 2006, respectively, are included in professional services and general and administrative expenses to affiliates, of which $6,810 and $3,358 was unpaid as of September 30, 2007 and December 31, 2006, respectively.

An affiliate of our general partner performed sales marketing and advertising services for us and was reimbursed for direct costs. Such costs of $191 and $7,958 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2007 and September 30, 2006, respectively, of which $24 and $0 was unpaid as of September 30, 2007 and December 31, 2006, respectively.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs.  The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $269 and $3,000 was unpaid at September 30, 2007 and December 31, 2006, respectively.

Results of Operations

As of September 30, 2007, we owned one parcel of land or 10 lots consisting of approximately 12 acres.

Sales of investment properties of $526,736 and cost of investment properties sold of $335,937 for the nine months ended September 30, 2007 are the result of lot sales of Parcel 2.  Sales of investment properties of $260,805 and cost of investment properties sold of $134,998 for the nine months ended September 30 2006 are the results of lot sales of Parcel 2.

Interest income was $31,710 and $24,930 for the nine months ended September 30, 2007 and September 30, 2006, respectively.  The increase in interest income is primarily a result of an increase in cash available to invest on a short-term basis during the period and an increase in interest rates.

Other operating income was $61,925 and $0 for the nine months ended September 30, 2007 and September 30, 2006, respectively.  This increase is due primarily to a $45,000 reimbursement of escrowed funds for road improvements and the retention of $20,000 of earnest money for a terminated sales contract offset by miscellaneous operating expenses.

Professional services to non-affiliates were $28,739 and $37,653 for the nine months ended September 30, 2007 and September 30, 2006, respectively.  This decrease was due primarily to a decrease in accounting fees.

General and administrative expenses to non-affiliates were $17,955 and $61,472 for the nine months ended September 30, 2007 and September 30, 2006, respectively. The decrease in 2007 is due to a decrease in Illinois Replacement tax expense.

Land operating expenses to non-affiliates were $15,207 and $20,478 for the nine months ended September 30, 2007 and September 30, 2006, respectively.  The decrease in 2007 is due to a decrease in grounds maintenance expenses.

Subsequent Events

On October 24, 2007, the Partnership accepted an offer from an unaffiliated third party to purchase the remaining ten industrial lots of Parcel 2.  Provided the buyer performs, a closing is expected to occur on or about November 25, 2007.

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

There were no changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INLAND CAPITAL FUND, L.P.

By:	Inland Real Estate Investment Corporation General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President and Principal Executive Officer
Date:	November 8, 2007

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Vice President
Date:	November 8, 2007

/S/ DONNA URBAIN

By:	Donna Urbain
Principal Financial Officer
Date:	November 8, 2007